Form 10-K
period 2025-12-31
OCEANEERING INTERNATIONAL INC
filed 2026-02-20
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $20.72 of the Common Stock on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant's most recently completed second quarter: $2.0 billion.
Number of shares of Common Stock outstanding as of February 13, 2026: 99,393,743.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2025 annual meeting of shareholders, to be filed within 120 days of December 31, 2025 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Table of Contents/
Oceaneering International, Inc.
Form 10-K

Table of Contents/
PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) is a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace and manufacturing industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. The continued evolution of applying our advanced technologies has expanded our presence into numerous adjacent markets focused on autonomous robotics. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, survey and positioning services, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving and asset integrity and non-destructive testing services. Our foreign operations, principally in Africa, United Kingdom (“U.K.”), Norway, Brazil and Asia and Australia accounted for approximately 55% of our revenue, or $1.5 billion, for the year ended December 31, 2025.
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
We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. Our most recent acquisition was in October 2024, when we acquired Global Design Innovation Ltd. (“GDi”), a U.K.-based provider of digital and software services, for approximately $33 million. This acquisition is a key step in Oceaneering’s strategy to advance its digital capabilities and broaden the solutions available to our global customers.
We continue to focus on generating significant free cash flow and spending capital prudently to leverage our core competencies in new and existing markets. We will continue to develop and deliver technologies to help our customers produce hydrocarbons in a cleaner, safer and more cost-effective manner while increasing our investments into new markets including aerospace and defense solutions, digital asset management, energy transition and mobility solutions.
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
Subsea Robotics. Our Subsea Robotics segment consists of our work-class remotely operated vehicles (“ROVs”), survey services and ROV tooling businesses. We provide work-class ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the offshore energy industry for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2025, we retired sixteen of our conventional work-class ROV systems and replaced them with sixteen upgraded conventional work-class ROV systems.
Our work-class ROV fleet size was 250 as of December 31, 2025, 2024 and 2023 and included eight IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys) and our battery-operated Liberty electric ROV (“E-ROV”) system, which we developed to

Table of Contents/
address customer objectives regarding cost and personnel efficiencies, along with safety and environmental considerations. The E-ROV system allows our customers to reduce carbon dioxide and other “greenhouse gas“ (“GHG”) emissions associated with offshore production operations. This system does not require a dedicated vessel to be on standby during ROV operations and reduces the need for ROV and other vessel-based personnel to be transported to and from marine vessels and offshore platforms, making the system more cost-efficient and safer for our customers. Additionally, we offer Freedom, a hybrid autonomous underwater vehicle (“AUV”) and ROV that can complete surveys, commissioning, inspections, maintenance, and repairs without the need for a pilot to monitor and control the entire operation. Freedom combines the data resolution and completeness of coverage in a single pass usually only obtainable using an ROV, but with the speed and efficiency of a traditional AUV. We intend to continue to expand our remote service offerings in this segment given the potentially significant savings both financially and in CO₂ emissions available from Freedom, Liberty and IsurusTM systems.
Our ROV tooling provides an operational interface between the ROV and subsea equipment. Our survey services business includes hydrographic survey and positioning services and autonomous underwater vehicles for geoscience. As part of our survey business, our C-Nav® satellite positioning services provide high-accuracy, global navigation satellite system (“GNSS”) corrections designed to support offshore navigation and marine operations with reliable and redundant positioning capability.
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
Offshore Projects Group. Our Offshore Projects Group (“OPG”) segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:
•subsea installation and intervention, including riserless light well intervention (“RLWI”) services, IMR services, principally in the United States (“U.S.”) Gulf and offshore Africa, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•diving services;
•decommissioning services;
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.
Our OPG segment provides vessel-based services principally in the U.S. Gulf and offshore Africa, utilizing a fleet consisting of two owned and five chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and one owned survey vessel, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the IMR of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities).
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

Table of Contents/
based on our core competencies and knowledge derived from decades of working in the offshore markets and solving complex problems in harsh environments.
DESCRIPTION OF BUSINESS
Energy. Our Energy business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments. The primary focus of our Energy business is to deliver solutions for our customers, utilizing our core competencies, to provide services and products for offshore energy operations and subsea completions. We believe that ongoing global demand for energy will continue to benefit our Energy business. We also are focused on deploying our capabilities to grow our business and increase profitability in integrity management, survey services and mobile robotics.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2025, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world and this business segment is the largest contributor to our Energy business operating income. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 60% market share of the 136 contracted floating drilling rigs at the end of 2025.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2025	$855,216	31%
2024	829,822	31%
2023	752,521	31%

ROV tooling provides an operational interface between an ROV and equipment located subsea. Our survey services business provides survey, positioning and geoscience services through the use of autonomous underwater vehicles and autonomous surface vessels.
Manufactured Products. We provide advanced technology product development, manufacturing and project management to industrial, manufacturing, healthcare and warehousing markets. These include:
•various types of subsea umbilicals utilizing steel tubes, thermoplastic hoses, and power and communication cables, along with termination assemblies;
•production control equipment;
•clamp connectors;
•pipeline connector and repair systems;
•subsea and topside control valves;
•subsea chemical injection valves; and
•autonomous mobile robotic technology.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas and oil separation equipment. We also provide mobile robotics solutions, including autonomous mobile robotic technology, and turnkey solutions that include project management, engineering design, fabrication/assembly and installation utilizing our autonomous mobile robotic technology, to a variety of industries.

Table of Contents/

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2025	$568,971	20%
2024	555,500	21%
2023	493,692	20%

Offshore Projects Group. Our OPG segment provides a comprehensive portfolio of integrated subsea project capabilities and solutions, leveraging the range of Oceaneering services, products, engineering and design expertise from all of our segments, including the following:
•subsea installation and intervention, including RLWI and IMR services, principally in the U.S. Gulf and offshore Africa, utilizing owned and chartered vessels;
•IWOCS and RWOCS;
•diving services;
•decommissioning services;
•project management and engineered solutions; and
•drill pipe riser services and systems and wellhead load relief solutions.

OPG revenue:	Amount	Percent of Total Revenue
	(in thousands)
2025	$616,045	22%
2024	591,037	22%
2023	546,366	22%

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

IMDS revenue:	Amount	Percent of Total Revenue
	(in thousands)
2025	$284,020	10%
2024	291,866	11%
2023	255,282	11%

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

ADTech revenue:	Amount	Percent of Total Revenue
	(in thousands)
2025	$459,904	17%
2024	392,936	15%
2023	376,845	16%

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
Major Customers. Our top five customers in 2025, 2024 and 2023 accounted for 31%, 31% and 36%, respectively, of our consolidated revenue. In 2025, 2024 and 2023, four of our top five customers were oil and gas exploration and production companies served by our Energy business segments, with the other one being the U.S. Government, which is served primarily by our ADTech segment. For the year ended December 31, 2025, revenue from one customer, the U.S. Government, accounted for 12% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. For the year ended December 31, 2024, no individual customer accounted for more than 10% of our consolidated revenue. For the year ended December 31, 2023, revenue from one customer, the U.S. Government, accounted for 10% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.
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

Table of Contents/
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
Energy. We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to safely provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in multiple phases of the offshore oilfield life cycle. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us. Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Subsea Robotics. We believe we are the world's largest owner and operator of work-class ROVs employed in energy-related operations. As of December 31, 2025, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract, train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services operate in a competitive environment, as one of several companies that provide these services. Additionally, in recent years, we have been targeting increasing our presence in international markets through the use of simultaneous operations that have enhanced our ability to conduct remote operations.
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
Within our mobility solutions business, there are many niche competitors offering specialized services and products, both on a regional and a global basis.
Offshore Projects Group. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf and offshore Africa, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. However, some of our competitors’ vessels are not Jones Act-compliant, which requires that vessels operating in the U.S. Gulf be built and registered in the United States and 75% U.S. owned in order to transport merchandise between points in the United States. Within our service and rental businesses, there are many competitors offering specialized services and products both on a regional and a global basis.
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
Aerospace and Defense Technologies. Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive knowledge of operating in

Table of Contents/
harsh environments, program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of custom equipment for customers.
SEASONALITY AND BACKLOG
We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf within our OPG segment. This segment typically experiences higher activity levels during the second and third quarters, as compared to the rest of the year. Notably, the fourth quarter of 2024 and the first quarter of 2025 represented a positive exception to this pattern. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure IMR and installation, which is more seasonal than drill support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.
The amounts for backlog orders we believed to be firm as of 2025 and 2024 were as follows (in millions):

	As of December 31, 2025			As of December 31, 2024
	Total	1 yr (1)	1+ yr (2)	Total	1 yr (1)	1+ yr (2)
Energy
Subsea Robotics	$1,041	$550	$491	$876	$521	$355
Manufactured Products	511	411	100	604	439	165
Offshore Projects Group	375	212	163	416	261	155
Integrity Management & Digital Solutions	517	232	285	291	171	120
Total Energy	2,444	1,405	1,039	2,187	1,392	795
Aerospace and Defense Technologies	259	239	20	252	210	42
Total	$2,703	$1,644	$1,059	$2,439	$1,602	$837

(1) Represents amounts that are expected to be performed within one year.
(2) Represents amounts that are not expected to be performed within one year.
If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
As of December 31, 2025 and 2024, not included in the table above, we had unfunded (firm orders that have not yet been paid for by our customers) contracted backlog of approximately $658 million and $279 million, respectively, in our ADTech segment. Unexercised contract options and indefinite delivery/indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded.
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

Table of Contents/
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
Our quality management systems are, at a minimum, registered as being in conformance with ISO 9001:2015, with several locations also conforming with ISO 29001:2020 and cover:
•our Subsea Robotics operations in the U.S. Gulf, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Azerbaijan, Thailand, Indonesia and Malaysia;
•our Manufactured Products operations in Brazil, Canada, the U.S., the U.K., Norway, Malaysia, the Netherlands, Germany and Angola;
•our Offshore Projects Group operations in the U.S. Gulf, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Azerbaijan, Indonesia, Singapore, Thailand and Malaysia;
•our Integrity Management & Digital Solutions operations in the U.S. Gulf, the U.K., Norway, Brazil, Angola, the United Arab Emirates, Oman, Qatar, Australia, Malaysia, Indonesia and Azerbaijan; and
•the Oceaneering Space Systems, Oceaneering Technologies and Marine Services divisions of our Aerospace and Defense Technologies segment in the U.S.

Table of Contents/
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.
ISO 29001 is supplemental to ISO 9001 and defines requirements for product and service supply organizations to the petroleum, petrochemical and natural gas industries with increased focus on supply chain risks, operational efficiency, safety, and quality.
HUMAN CAPITAL RESOURCES
Human Capital Programs and Metrics. We believe our future success largely depends on our continued ability to attract and retain highly skilled employees. Our attraction and retention efforts include:
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
As of December 31, 2025, we had approximately 11,100 employees, of whom approximately 35% were employed in the United States and approximately 65% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarters of each year. In 2025, we worked in approximately 48 countries across six continents and employed people representing over 117 different nationalities.
Business Ethics
Our Code of Conduct applies to all of our directors, officers and employees. Additionally, our joint venture partners, consultants, agents, subcontractors and other business partners must follow applicable law and ethical business practices consistent with our Code of Conduct when working on our behalf. The Code of Conduct is approved by the Board of Directors and is regularly reviewed by the Audit Committee. Waivers of the Code of Conduct are to be granted only by our Board of Directors. We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Conduct and any waiver from a provision of our Code of Conduct by posting such information on our website at www.oceaneering.com under "Investors—Governance."

Table of Contents/
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

Table of Contents/
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
AVAILABLE INFORMATION
Our website address is www.oceaneering.com. We make available through this website under “Filings & Reports/SEC Filings” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted and posted on our website: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; charters for the Audit, Nominating, Corporate Governance and Sustainability, and Compensation Committees of our Board of Directors; and a code of business conduct and ethics that applies to all of our directors, officers and employees.
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

Table of Contents/
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
Executive Officers. The following information relates to our executive officers as of February 13, 2026:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	59	President and Chief Executive Officer and Director	2012	2012
Earl F. Childress	60	Senior Vice President and Chief Commercial Officer	2020	2020
Holly D. Kriendler	61	Senior Vice President and Chief Human Resources Officer	2020	2016
Benjamin M. Laura	47	Senior Vice President and Chief Operating Officer	2020	2014
Jennifer F. Simons	49	Senior Vice President, Chief Legal Officer and Secretary	2023	2023
Michael W. Sumruld	55	Senior Vice President and Chief Financial Officer	2026	2025
Christopher J. Dyer	46	Senior Vice President, Offshore Projects Group	2022	2004
Leonardo P. Granato	52	Senior Vice President, Integrity Management and Digital Solutions	2022	2016
Martin J. McDonald	62	Senior Vice President, Subsea Robotics	2015	1989
William R. Merz	62	Senior Vice President, Aerospace and Defense Technologies	2025	2024
Shaun R. Roedel	58	Senior Vice President, Manufactured Products	2020	2009
Catherine E. Dunn	48	Vice President and Chief Accounting Officer	2023	2002

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
Benjamin M. Laura assumed the role of Senior Vice President and Chief Operating Officer in 2025. Prior to that time, from 2014 to 2022 he served in the positions of Senior Vice President and Chief Innovation Officer, Senior Vice President, Offshore Projects Group, Senior Vice President, Service and Rental, Vice President, Service, Technology & Rentals, and Director, Subsea Services in 2014, when he joined Oceaneering. Prior to joining Oceaneering, Mr. Laura worked for Baker Hughes Incorporated as the Vice-President and Managing Director for Baker Hughes do Brasil.

Table of Contents/
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
Michael W. Sumruld became Senior Vice President and Chief Financial Officer in 2026. He joined Oceaneering in 2025 as Senior Vice President, Finance. Prior to that time, Mr. Sumruld served as Senior Vice President and Chief Financial Officer for Parker Drilling Company from 2017 until its sale to Nabors Industries Ltd. in 2025. In that role, he managed the company’s investor relations, corporate development, treasury, finance and accounting, tax, financial planning and analysis, compliance, operations integrity, and information technology organizations. Prior to his time at Parker Drilling Company, Mr. Sumruld held positions at LyondellBasell Industries N.V. and at Baker Hughes Incorporated. He holds a Bachelor’s degree in Accounting from the University of Houston, a Master of Business Administration degree from Texas A&M University and is a Certified Public Accountant.
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

Table of Contents/
Directors. The following information relates to our directors as of February 13, 2026:

NAME	POSITION	TITLE AND COMPANY	DIRECTOR SINCE
M. Kevin McEvoy	Chair of the Board	Independent Lead Director of EMCOR Group, Inc.	2011
Karen H. Beachy	Director	Principal Consultant of Think B3 Consulting, LLC and Director of Pangaea Logistics Solutions Ltd.	2021
William B. Berry	Director	Director (Ret.) of Continental Resources, Inc.	2016
Deanna L. Goodwin	Director	Director of Arcadis NV and Kosmos Energy Ltd.	2018
Roger W. Jenkins	Director	Director of Regions Financial Corporation	2026
Roderick A. Larson	Director	President and Chief Executive Officer of Oceaneering International, Inc. and Director of Newpark Resources, Inc.	2017
Paul B. Murphy, Jr.	Director	Executive Vice Chairman (Ret.) of Cadence Bank and Director of the general partner of Natural Resource Partners L.P.	2012
Reema Poddar	Director	Director of Accion Labs Group Holdings, Inc.; and Director of OptimEyes AI	2024
Jon Erik Reinhardsen	Director	Chairman of Equinor ASA	2016
Steven A. Webster	Director	Managing Partner of AEC Partners L.P.; Trust Manager of Camden Property Trust; and Director (Ret.) of Callon Petroleum Company	2015

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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In addition, there is ongoing uncertainty regarding the long-term outlook for offshore drilling in the United States, including the U.S. Gulf, as a result of ongoing litigation in U.S. federal courts regarding the ability of the President to reverse a previous President’s withdrawal of acreage from future oil and gas leasing under the Outer Continental Shelf Lands Act, as amended (the “OCSLA”). As a result, the impact of Executive Order No. 14148, which attempted to reverse the Biden Administration’s withdrawal of acreage from oil and gas leasing pursuant to the OCSLA, remains to be seen. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•worldwide demand for energy;
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
•war, sabotage, terrorism and civil unrest, including conflicts throughout the world where we and our customers operate; and
•extreme weather conditions, natural disasters, public health crises and pandemics or epidemics, such as COVID-19 and variants thereof.
Our operations could be adversely impacted by increased transition to renewable or other alternative energy sources as a result of climate change and climate-related business trends.
Increasing transition to renewable or other alternative energy sources has begun in recent years due to the scientific and regulatory concern regarding global warming and other climatic changes. Although it is not possible at this time to predict the timing and effect of climate-related business trends, any such developments, including the declining

Table of Contents/
cost of renewable energy generation technologies (and the increased demand thereof), continued government subsidies, and the continuing electrification of various technologies that previously used hydrocarbons, could impact the long-term demand for oil and natural gas and, ultimately, the demand for the services and products of our Energy business.
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
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 55% of our consolidated revenue in 2025. Risks associated with our operations in foreign areas include risks of:
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
•changing political conditions;
•changing foreign trade policies and tariffs and potential impacts of legal challenges thereto;
•changing foreign and domestic monetary policies;
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

Table of Contents/

Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on us. We cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified (or if legal challenges to such policies will prevail), or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products to countries where we currently sell products. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, operations, financial condition and results of operations.

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
We may be adversely affected by changes in levels of U.S. government spending or acquisition priorities, as well as significant delays in U.S. government appropriations.
Our ADTech segment provides services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors. Levels of U.S. defense and space exploration spending are difficult to predict and may be impacted by numerous factors such as

Table of Contents/
the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. The government may also constrain discretionary spending by instituting enforceable spending caps. A reduction in overall U.S. spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Additionally, budget uncertainty, extended or repeated U.S. Government shutdowns, the use of continuing resolutions or the federal debt ceiling could adversely affect our industry and both the timing and quantum of funding for our programs or for the prime contractors for which we provide services.
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
Legislation to regulate greenhouse gas emissions has, from time to time, been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. It is not possible at this time to predict the timing and effect of climate change or to predict whether new greenhouse gas legislation, regulations or other measures will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions may occur and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our Energy business customers and/or us.
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
The adoption of additional climate change laws or regulations in the future could result in increased costs for our Energy business customers and us to (1) operate and maintain operating facilities, (2) install new emission controls or abatement technologies (such as carbon capture and storage (“CCS”) technologies) in operating facilities and (3) administer and manage greenhouse gas emissions programs. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, they could have a material adverse effect on our results of operations and financial condition. Further, such legislation or regulation could prevent customer projects from going forward, thereby potentially reducing the need for our products and services. In addition, to the extent insurance carriers view climate change and the greenhouse gas emissions of our Energy business customer base as a financial risk, this could negatively impact our cost of insurance.
In addition, climate change legislation and regulation may subject us to increased competition to develop innovative new products that result in lower emissions. Please refer to the risk factor entitled “Our operations could be adversely impacted by increased transition to renewable or other alternative energy sources as a result of climate change and climate-related business trends” for a discussion of the impact of other climate-related consequences on our business, financial condition, results of operations and cash flows.
Concerns and negative public perception regarding us, our sustainability goals and our industry could adversely affect our business operations, which could result in reduced revenue and increased costs.
Businesses across all industries are facing increasing scrutiny from investors, governmental authorities, regulatory agencies and the public related to their practices and disclosures related to climate change, sustainability, diversity and inclusion initiatives and heightened governance standards. Failure, or a perceived failure, to adequately respond to or meet evolving expectations, concerns and standards may cause us to suffer reputational damage and materially and adversely affect our business or financial condition, or the trading price of our securities. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of greenwashing. Alternatively, we may be accused of “greenhushing” for the failure to communicate certain climate-related initiatives, commitments and goals.

Table of Contents/
Furthermore, negative public perception regarding us or the energy industry resulting from, among other things, concerns raised by advocacy groups about oil spills, greenhouse gas emissions, climate change and explosions of or leaks from pipelines carrying crude oil, refined petroleum products or natural gas, may lead to increased regulatory scrutiny, which may, in turn, lead to new safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs or capital expenditures, additional regulatory burdens and increased risk of litigation for us and our energy industry customers. Furthermore, governmental authorities exercise considerable discretion in the timing and scope of permit issuance required for the operations conducted by or for our energy industry customers and, in many cases, the public may engage in the permitting process. Negative public perception could cause such permits to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct business for our energy industry customers. Ultimately, these risks could result in reduced demand for the services and products of our Energy business, which would adversely impact our revenues, and increased costs that may adversely affect our profitability and cash flows.
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenue and profits.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making improper payments to non-U.S. officials, as well as the failure to comply with government procurement regulations, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations, including the U.K. Bribery Act. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. The precautions we take to prevent and detect misconduct, fraud or non-compliance with applicable laws and regulations may not be effective, and we could face unknown risks or losses. In December 2024, the Chinese government placed restrictions on and sanctioned our parent company and certain executives in response to recent U.S. announcements of military sales and aid to Taiwan and in response to the recent approval of the U.S. government’s annual defense spending. Furthermore, in September 2025, the Chinese government placed us on its “Unreliable Entity List” and, as a result, we are generally prohibited from engaging in import or export activities related to China or making new investments in the country. We will continue to follow U.S. Government guidance as it relates to sales to Taiwan and do not currently expect a material impact to our business from these actions. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, which could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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

Table of Contents/
damages to property or persons resulting from our operations, would result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.
We are currently subject to disputes, legal and regulatory claims, investigations and proceedings, some of which could be material.
We are currently subject to disputes, legal and regulatory claims, investigations and proceedings and could become subject to additional disputes, claims, investigations and proceedings in the future, some of which could be material. These proceedings may be brought by the government or private parties and may arise out of a number of matters, including contract disputes, environmental claims, property disputes, antitrust claims and personal injury claims. We are currently in a contract dispute with a customer. Even if we are ultimately successful, defense of these claims can be costly and time-consuming and may divert management's attention and resources. The outcome of any pending or future claims, investigations or proceedings is inherently unpredictable, but such outcomes could have a material adverse effect on our business and our consolidated financial condition, results of operations or cash flows.
Financial Risks
Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the United States that subject us to U.S. dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we may enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including disruptions that may occur from time to time as a result of economic policies of foreign governments or central banks, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
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

Table of Contents/
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
We may not be able to compete successfully against current and future competitors, particularly competitors that may have substantially greater financial, technical and personnel resources than we do.
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial, technical, personnel or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our services and products. Additionally, our competitors may have better access to financial and capital markets on more favorable terms than we are able to obtain due to their relative size or balance sheets. As a result, our cost of capital could increase substantially, and the availability of funds from the capital markets could diminish significantly, as compared to our competitors. These factors may be significant to our segments' operations, particularly in the operating segments within our Energy business, where capital investment is critical to our ability to compete.
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

Table of Contents/
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

Table of Contents/
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

Table of Contents/
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
Item 1B.Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity.
Risk Management and Strategy. Oceaneering continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.
Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Chief Information Technology Officer (“CITO”) and Chief Information Security Officer (“CISO”) work closely with our Enterprise Risk Committee to

Table of Contents/
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
Governance
Risk Management Personnel
Oceaneering’s cybersecurity risk management program is overseen by management across multiple levels of our organization. The CITO and CISO provide strategic oversight in assessing, monitoring and managing the Company’s cybersecurity risks, supported by the Enterprise Risk Committee and a dedicated team of information technology and security personnel. Our CITO has over 20 years of experience as an information technology executive, holds a Bachelor’s and Master’s degrees in Management Information Systems and has a certification from National Association of Corporate Directors Computer Emergency Response Team (“NACD CERT”) in Cyber-Risk Oversight. Our CISO has over a decade of experience managing global information technology security and began serving as Oceaneering’s CISO in 2025. Our CISO holds a Bachelor’s degree in Network Security Operations and has several relevant certifications including Cisco Certified Internetworking Expert-Enterprise (“CCIE-ENT”), Cisco Certified Internetworking Expert-Security (“CCIE-SEC”), Certified Information Systems Security Professions (“CISSP”), Certified Information Security Manager (“CISM”) and Certified Chief Information Security Officer (“CCISO”).
Monitor Cybersecurity Incidents
Our CITO and CISO are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and

Table of Contents/
regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan managed by a dedicated Cybersecurity Event Response Team and Corporate Crisis Management Team. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
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
In addition, our Board receives regular presentations from management about cyber risks and controls and has received formal cyber risk training from external advisors. We have a cybersecurity incident response plan that includes severity assessment and coordination with our disclosure committee. Upon a preliminary or final determination of materiality (or a final determination of non-materiality) by the disclosure committee, the CEO would notify both the Chair of the Board of Directors and the Chair of the Audit Committee. Our Chairman of the Board, Mr. M. Kevin McEvoy, and Ms. Reema Poddar, member of the Board, have each earned a National Association of Corporate Directors (“NACD”) Cybersecurity Oversight certification and a Computer Early Response Team (“CERT”) Cybersecurity Oversight Certification from Software Engineering Institute, and our Board is composed of directors with diverse qualifications, skills and expertise, including risk management, technology and finance, that we believe equip them to oversee cybersecurity risks effectively.
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
Energy. In general, our Energy business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support ROV and other operations in the United States. We have additional facilities in the following locations:
•Houston, Texas;
•Port Fourchon, Louisiana;
•Orlando and Panama City, Florida;
•Aberdeen and Rosyth, Scotland;
•Stavanger, Bergen and Nodeland, Norway;
•Abu Dhabi, United Arab Emirates;
•Rio de Janeiro, Macaé and Niterói, Brazil;
•Luanda, Angola;
•Chandigarh and Kakinada, India;
•Perth, Australia;
•Selangor, Malaysia;
•Baku, Azerbaijan;
•Newfoundland, Canada;

Table of Contents/
•Utrecht, Netherlands; and
•Loyang, Singapore.
All of our manufacturing facilities are suitable for their intended purpose and have sufficient capacity to respond to increases in demand that may be reasonably anticipated in the foreseeable future.
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

Table of Contents/
Part II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “OII.” Our company website address is www.oceaneering.com.
On February 13, 2026, there were approximately 222 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $33.15. Although our Board has not declared quarterly dividends since 2017, we review our dividend position on a quarterly basis. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares and it has no expiration date. Under the program, we had repurchased 2.0 million shares of our common stock for approximately $100 million through December 31, 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased 0.8 million shares of our common stock for approximately $20 million. In the year ended December 31, 2025, we repurchased 1.8 million shares of our common stock for approximately $40 million. From the inception of this program through December 31, 2025, we have repurchased approximately 4.6 million shares of our common stock for a total cost of approximately $161 million. As of December 31, 2025, we had 5.4 million shares remaining for repurchase under the December 2014 authorization.
Repurchases of Equity Securities. Share repurchase activity during the three-month period ending December 31, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2025	—	$—	—	5,782,846
November 1 - 30, 2025	365,400	$23.98	365,400	5,417,446
December 1 - 31, 2025	53,605	$24.05	53,605	5,363,841
	419,005		419,005

(1)
All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in December 2014 and which authorized the repurchase of up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2,000,000 shares for approximately $100 million through December 31, 2015, 825,427 shares for approximately $20 million in the year ended December 31, 2024, and 1,810,732 shares for approximately $40 million in the year ended December 31, 2025.

Performance Graph. The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2020 through December 31,

Table of Contents/
2025. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2020; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

Comparison of Cumulative Shareholder Return
$350
$300
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Oceaneering International, Inc.
S&P 500 Index
PHLX Oil Service Sector Index

	December 31,
	2020	2021	2022	2023	2024	2025

Oceaneering International, Inc.	100.00	142.26	220.00	267.67	328.05	302.26
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
PHLX Oil Service Sector Index	100.00	120.74	194.98	198.71	175.53	181.72

Table of Contents/

Item 6.    [Reserved]

Table of Contents/
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K. For management's discussion and analysis of our financial condition and results of operations for fiscal year 2024 as compared to fiscal year 2023, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 24, 2025 and March 4, 2025, respectively.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions and commodity pricing;
•seasonality;
•our expectations about 2026 revenue and results of operations, including items below the income from operations (“operating income”) line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview of our Results” and “Results of Operations” below;
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
•our future working capital needs and our projected capital expenditures for 2026;
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
We are committed to the research and development of products and services designed to assist our Energy business (defined below) customers in producing energy safely and securely, with decreased risk to humans and marine life, and reduced environmental impacts. For example, we established our first Onshore Remote Operation Center (“OROC”) in Norway in 2015 and have since set up additional dedicated sites in the United States (“U.S.”), Brazil and United Kingdom (“U.K.”) OROCs enable customers to reduce their carbon footprint by relocating offshore workers to onshore control centers, thereby enhancing human health and safety, fostering greater collaboration and enabling faster responses to real-time events.
We are also committed to reducing our own energy consumption and the greenhouse gas emissions attributable to our operations. With the help of a third-party consultant over the past several years, we performed a global review of our assets and operations and identified our Scope 1 and Scope 2 emissions for our 2022 baseline in accordance with best practice greenhouse gas accounting methodologies, including the Greenhouse Gas Protocol. In 2023, we established and announced our 2030 greenhouse gas Scope 1 and Scope 2 emission reduction targets against a 2022 baseline. Our 2025 Task Force on Climate-Related Financial Disclosures Report (the “TCFD Report,” which is not incorporated by reference in this Annual Report) outlines our continued commitment to managing the risks and opportunities from climate change and contains our emissions reduction targets as well as our 2022, 2023 and 2024 Scope 1 and Scope 2 greenhouse gas emissions data. Our capital investments and expenses required to achieve our goals cannot be estimated at this time.
Overview of Our Results
The table that follows sets out our revenue and operating income for 2025 and 2024.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Revenue	$2,784,156	$2,661,161
Operating Income (Loss)	304,552	246,270
Operating Income (Loss) %	11%	9%
Net Income (Loss)	353,761	147,468
We operate in five business segments. Our business segments are contained within two businesses—services and products provided primarily to the oil and gas industry and, to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries (“Aerospace and Defense Technologies” or “ADTech”). Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, Offshore Projects Group (“OPG”) and Integrity Management & Digital Solutions (“IMDS”). We report our ADTech business as one segment. Our Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses, including corporate administrative expenses.

Table of Contents/
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. Compared to 2024, our 2025 revenue increased 5% to $2.8 billion, with revenue growth in all of our operating segments, except IMDS. Consistent with the prior year, we generated a substantial majority of our revenue from services and products we provided to the energy industry in 2025. Consolidated operating income improved during 2025 as compared to 2024 with increases in all of our segments.
We had operating income of $305 million in 2025 and operating income of $246 million in 2024. In 2025, on a consolidated level, we had net income of $354 million, or diluted earnings of $3.49 per share, compared to net income of $147 million, or diluted earnings of $1.44 per share, in 2024. The increases in 2025 operating income as compared to 2024 were primarily due to higher revenue in all of our segments, except for IMDS, as a result of the realization of improved pricing in energy markets and growth in our energy businesses. The increase in net income and diluted earnings per shares in 2025 as compared to 2024, was due to increased operating income, along with an income tax benefit resulting primarily from the release of U.S. valuation allowances. All of our segments achieved improved sequential annual operating income, led by our Manufactured Products segment.
During the year ended December 31, 2025, our cash balance increased $191 million as compared to December 31, 2024. We generated $319 million from operating activities, along with a $14 million cash increase as a result of favorable movements in exchange rates, and the sale of a vessel in 2025 for $8.9 million. Partially offsetting these increases were $57 million maintenance capital expenditures, $54 million of growth capital expenditures and $40 million for repurchases of shares of our common stock.
We use our ROVs to provide drill support, vessel-based IMR, subsea hardware installation, construction, and pipeline inspection services to customers in the energy industry. Most of our ROVs have historically been used to provide drill support services. Therefore, the contracted number of floating drilling rigs is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2025	2024
Average number of floating rigs under contract	137	146
ROV days on hire (in thousands)	60	61
ROV utilization	65%	67%
Demand for floating rigs is a leading indicator of the strength of the deepwater market. According to comprehensive industry data compiled and published by a leading provider of financial data and market intelligence, excluding rigs under construction, at the end of 2025 there were 186 floating drilling rigs in operation or available for work throughout the world, with 136 of those rigs under contract. The average contracted offshore floating rig count in 2025 decreased by 6.2% to approximately 137 rigs.
Outlook
In 2026, we expect ADTech to be our primary growth engine, supported by our existing backlog and increased spending across defense and government markets. We anticipate results in our energy-focused businesses to be weighted towards the second half of the year as offshore activity improves.
For our energy-focused businesses, we expect 2026 financial results to reflect a global oil market that remains oversupplied through the early part of the year, with gradual tightening as the year progresses and as demand continues to rise. The number of subsea tree orders and installations is a leading indicator and is the primary demand driver for our Manufactured Products lines. According to data published by a world-leading analysis and consultancy company for the energy sector in December 2025, there are projected to be 306 tree awards and 370 subsea tree installations in 2026, compared to 190 tree awards and 343 installations in 2025 and 218 tree awards and 296 installations in 2024.
In our defense business, we expect another strong year supported by sustained U.S. prioritization of maritime security, unmanned systems, and industrial-base modernization. Domestically, we see steady activity across subsea critical infrastructure protection, unmanned maritime systems, and submarine sustainment. Internationally, rising geopolitical tensions and increased allied spending continue to expand opportunities for our autonomous underwater vehicles (“AUVs”), resident systems, and subsea monitoring solutions.
Based on our 2025 year-end backlog conversion, anticipated 2026 order intake and current market fundamentals, we project that our 2026 consolidated revenue will increase. For 2026, we project revenue growth in our ADTech. Subsea Robotics and IMDS segments, driven by our expectations for continued pricing progression and favorable

Table of Contents/
year over year project mix. We forecast operating income growth for all of our segments, except for OPG. We will continue to prioritize safety and quality, while maintaining disciplined portfolio management and capital allocation.
For our Subsea Robotics segment, we expect slightly improved revenue and relatively flat operating income in 2026 based on stable pricing for ROVs, increased volume in Tooling and improved results in our Survey business.
We expect improvements in operating income on slightly lower revenue in our Manufactured Products segment in 2026, primarily due to the continued conversion of our existing backlog in energy products and benefits from cost reductions enacted in 2025 in our non-energy product lines. Our Manufactured Products backlog was $511 million as of December 31, 2025.
We expect revenue and operating income for our OPG segment to decrease significantly in 2026 due to lower activity levels in the U.S. Gulf and West Africa, partially offset by higher activity levels in the Caspian and Middle East regions and Brazil.
We anticipate our 2026 operating income for IMDS will improve significantly on higher revenue, with growth opportunities in digital and engineering services.
We project our ADTech 2026 operating income to increase on significantly higher revenue as compared to 2025, driven by growth in all three of our government-focused businesses.
For 2026, we anticipate Unallocated Expenses to average approximately $50 million per quarter, with the year-over year increase primarily due to higher costs associated with wage inflation, increased information technology costs, and foreign exchange impacts.
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

Table of Contents/

	Year ended December 31,
(dollars in thousands)	2025	2024
Subsea Robotics
Revenue	$855,216	$829,822
Operating Income (Loss)	257,107	235,211
Operating Income (Loss)%	30%	28%
ROV Days Available	91,250	91,500
ROV Days Utilized	59,629	61,382
ROV Utilization %	65%	67%
Manufactured Products
Revenue	568,971	555,500
Operating Income (Loss)	72,460	43,000
Operating Income (Loss)%	13%	8%
Backlog at end of period	511,000	604,000
Offshore Projects Group
Revenue	616,045	591,037
Operating Income (Loss)	96,058	73,699
Operating Income (Loss)%	16%	12%
Integrity Management & Digital Solutions
Revenue	284,020	291,866
Operating Income (Loss)	10,741	9,827
Operating Income (Loss)%	4%	3%
Total Energy
Revenue	$2,324,252	$2,268,225
Operating Income (Loss)	436,366	361,737
Operating Income (Loss)%	19%	16%

Subsea Robotics. We believe we are the world's largest provider of work-class ROV services and this business segment is the largest contributor to our Energy business operating income. Our ROV business, within our Subsea Robotics segment, reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our ROV tooling provides an additional operational interface between an ROV and equipment located subsea. Our survey services business provides survey, positioning and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Year ended December 31,
	2025	2024
ROV	78%	78%

Other	22%	22%

For the year ended December 31, 2025, our Subsea Robotics operating income increased as compared to 2024, on higher revenue, as a result of higher average revenue per day for our ROV business and increased pricing and volume for tooling on our existing ROV contracts. Partially offsetting these increases were decreased activity levels in our survey business primarily due to drydocking of our survey vessel in 2025. We had lower days on hire for the year ended December 31, 2025, as compared to 2024, that included a year-over-year decrease in drill support days in the first half of 2025 and relatively flat vessel support days.
Fleet utilization was 65% in the year ended December 31, 2025, as compared to 67% for the year ended December 31, 2024, resulting primarily from a decrease in ROV days utilized when compared to the corresponding period in the prior year, based on lower market activity. Our ROV fleet use during the year ended December 31, 2025, was 64% in drill support and 36% in vessel-based activity, as compared to 65% in drill support and 35% in vessel-based activity in the prior year. For each of the periods presented, we had a fleet of 250 work-class ROVs.

Table of Contents/
Manufactured Products. For the year ended December 31, 2025, our Manufactured Products revenue and operating income increased, as compared to 2024, primarily due to increased activity in our energy-related businesses, execution on higher-margin backlog through our umbilical manufacturing plants and growth in our Grayloc business, partially offset by an inventory reserve of $13 million recorded in 2025 related to our theme park ride business.
Our Manufactured Products backlog was $511 million as of December 31, 2025, a $93 million, or 15%, decrease from December 31, 2024. Our book-to-bill ratio was 0.84 for the year ended December 31, 2025, as compared with a book-to-bill ratio of 0.97 for the year ended December 31, 2024.
Offshore Projects Group. Our OPG operating income for the year ended December 31, 2025 increased as compared to 2024, on higher revenue primarily due to an improved mix of well intervention and installation work in the U.S. Gulf, along with a reduction in drydock expense and the associated loss of vessel days that impacted the first quarter of 2024, partially offset by a reduction in international activity.
We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of five long-term charters as of December 31, 2025: one that began in 2024, two that began in 2023, and two that began in 2022. We signed extensions in the third quarter of 2025 for three of these long-term vessel charters that began in the first quarter of 2026. These charters have staggered maturity dates with none extending past the first quarter of 2029. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.
Integrity Management & Digital Solutions. For the year ended December 31, 2025, compared to 2024, our IMDS operating income increased on lower revenue, primarily due to the absence of a one-time, non-cash charge associated with the divestiture of our Maritime Intelligence division in September 2024.
Aerospace and Defense Technologies. Revenue and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2025	2024
Revenue	$459,904	$392,936
Operating Income	57,744	42,201
Operating Income %	13%	11%

For the year ended December 31, 2025, compared to 2024, our ADTech segment operating income increased on higher revenue, primarily due to increased activity and margins in our Oceaneering Technologies (“OTECH”) and Marine Services Division, along with additional expenses and a reserve related to a contract dispute that were taken in 2024 and reversed in 2025 due to a subsequent change in estimate. Partially offsetting these increases were lower activity levels in our Oceaneering Space Systems businesses.
As previously disclosed, we are in discussions with an ADTech customer regarding a contract dispute. The dispute is not currently the subject of pending litigation, and the amount of any loss or other damages, if any, arising from the dispute will depend on multiple factors.
Unallocated Expenses. Our unallocated expenses, (i.e., those not associated with a specific business segment), within operating expenses consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses, plus general and administrative expenses related to corporate functions.

Table of Contents/
The following table sets forth our Unallocated Expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2025	2024
Operating expenses	(189,558)	(157,668)
% of revenue	7%	6%
Our unallocated expenses for the year ended December 31, 2025 increased compared to 2024, primarily due to higher accruals in 2025 for incentive-based compensation, along with increased information technology costs.
Other. The following table sets forth our significant financial statement items below the operating income (loss) line:

	Year ended December 31,
(dollars in thousands)	2025	2024
Interest income	$14,483	$12,124
Interest expense, net of amounts capitalized	(36,977)	(37,917)
Equity earnings (loss) of unconsolidated affiliates	1,046	929
Other income (expense), net	2,796	3,510
Provision (benefit) for income taxes	(67,861)	77,448
Interest income for the year ended December 31, 2025 as compared to 2024, increased primarily due to higher average interest-earning cash balances in 2025.
In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense was relatively flat in the year ended December 31, 2025 as compared to 2024. We recorded capitalized interest of $0.4 million beginning in 2025 related to the planned implementation of our new ERP system.
Foreign currency transaction gains and losses are a component of other income (expense), net. In the year ended December 31, 2025 and 2024, we incurred foreign currency transaction gains (losses) of $2.8 million and $0.9 million, respectively. These gains (losses) primarily resulted from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the twelve-month periods ended December 31, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.
We establish valuation allowances for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Based on the available positive and negative evidence, including a trend of positive earnings, realization of deferred tax assets, projections of future taxable income in the U.S. and several non-U.S. jurisdictions, and the absence of objective negative evidence such as a three-year cumulative loss, we believe it is more likely than not that some of our deferred tax assets in the U.S. and several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month periods ended December 31, 2025 and 2024, we released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. In accordance with applicable accounting standards, the valuation allowance decreased by $154 million in 2025 and $23 million in 2024. The 2025 decrease in valuation allowance was primarily related to US federal and state valuation allowance release of $140 million and $10 million, respectively. The 2024 decrease in valuation allowance was primarily related to valuation release in several non-US jurisdictions.
As of December 31, 2025, we continue to recognize a valuation allowance on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where we believe that it is not more-likely-than-not that we would be able to realize the benefits of those specific deferred tax assets. In the U.S., a valuation allowance of $35 million was maintained against the deferred tax assets for U.S. federal foreign tax credit carryovers with a limited carryforward

Table of Contents/
period. In several non-US jurisdictions, a valuation allowance of $451 million was maintained against deferred tax assets that the Company continues to believe are not more-likely-than-not to be realized. We will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods.
Our income tax payments for the full year of 2026 are estimated to be in the range of $95 million to $105 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
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
As of December 31, 2025, we had net working capital of $751 million, including cash and cash equivalents of $689 million. Additionally, as of December 31, 2025, we had $215 million of unused commitments through our Revolving Credit Agreement, which is further described below and in Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report. Availability under the $215 million revolving credit facility (the “Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indenture governing the 2028 Senior Notes (defined below) generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).
Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes (defined below). As of December 31, 2025, we had $411 million of purchase obligations including $383 million payable within the next twelve months and $28 million thereafter. For more on our operating leases for land, buildings, vessels and equipment for the operation of our business and their scheduled maturities, see Note 4—”Leases” in the Notes to Consolidated Financial Statements included in this report.
From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. See “—Financing Activities” and Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for additional information. We can provide no assurances as to the timing of any future repurchases or whether we will complete any repurchases at all.
Changes impacting our cash and cash equivalents for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year ended December 31,
(in thousands)	2025	2024
Changes in Cash:
Net Cash Provided by Operating Activities	$318,861	$203,214
Net Cash Used in Investing Activities	(96,233)	(124,171)
Net Cash Used in Financing Activities	(45,551)	(27,042)
Effect of exchange rates on cash	14,281	(16,051)
Net Increase (Decrease) in Cash and Cash Equivalents	$191,358	$35,950

Table of Contents/
Operating activities. Our primary sources and uses of cash from operating activities for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$353,761	$147,468
Noncash adjustments:
Depreciation and amortization	102,255	103,443
Deferred income tax provision (benefit)	(140,603)	(11,293)
Inventory write-downs	15,430	—
Other noncash	11,800	14,584
Total noncash adjustments	(11,118)	106,734
Accounts receivable and contract assets	53,869	(8,000)
Inventory	5,824	(13,092)
Current liabilities	(32,173)	8,663
Other changes	(51,302)	(38,559)
Net Cash Provided by Operating Activities	$318,861	$203,214

Net cash provided by operating activities for the years ended December 31, 2025 and 2024 of $319 million and $203 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The increase (decrease) in cash related to accounts receivable and contract assets in 2025 and 2024 reflects the timing of project milestones and customer payments.
•Inventory - The increase (decrease) in cash related to inventory in 2025 and 2024 corresponds with a decrease in our Manufactured Products backlog in 2025 and an increase in our Manufactured Products backlog in 2024.
•Current liabilities - The decrease in cash related to current liabilities in 2025 reflects the timing of vendor payments and decreased contract liabilities due to a decrease in deferred customer prepayments. The increase in cash related to current liabilities in 2024 reflects the timing of vendor payments and increased contract liabilities due to an increase in deferred customer prepayments.
Investing activities. In 2025, we used $96 million in net investing activities, primarily for capital expenditures of $111 million that included increased spending in our Subsea Robotics and OPG segments to add capabilities and maintain current operations, partially offset by $8.9 million in proceeds from disposition of property and equipment. In 2024, we used $124 million in net investing activities, primarily for capital expenditures of $107 million that included increased spending in our OPG segment to add capabilities and maintain current operations. An additional $27 million was incurred for the acquisition of Global Design Innovation Ltd. (“GDi”), a U.K.-based provider of digital and software services, and $7.0 million was incurred for purchase of Angolan bonds, partially offset by $12 million in proceeds from sale of equity investments.
Our capital expenditures during 2025 and 2024 included $65 million and $64 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. In 2025, we retired sixteen of our conventional work-class ROV systems and replaced them with sixteen upgraded conventional work-class ROV systems. Our ROV fleet size was 250 as of December 31, 2025 and 2024.
In 2026, we expect our organic capital expenditures to total between $105 million and $115 million, exclusive of business acquisitions, as compared to $111 million of organic capital expenditures in 2025. We expect to fund the 2026 capital expenditures using our available cash. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us with ample resources and time to address potential future growth opportunities and to improve our returns.

Table of Contents/
Financing activities. In 2025 we used $46 million of cash in financing activities primarily due to the repurchase of 1.8 million shares of our common stock for approximately $40 million, along with $5.3 million for payment of tax withholding related to vesting of stock awards.
In 2024 we used $27 million of cash in financing activities primarily due to the repurchase of 0.8 million shares of our common stock for approximately $20 million, along with $6.9 million for payment of tax withholding related to vesting of stock awards.
2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of $178 million, after deducting the initial purchasers’ discounts and offering expenses. As of December 31, 2025, there was $500 million of the 2028 Senior Notes outstanding.
On October 2, 2023, we used the net proceeds from the offering discussed above, together with cash on hand, to fund our offer to purchase (the “Tender Offer”) for cash any and all of the $400 million principal amount outstanding of the 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million. The consummation of the Tender Offer was contingent upon the completion of the offering discussed above, which was satisfied on October 2, 2023.
We redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on November 2, 2023, the (“Redemption Date”), and financed the redemption with cash on hand.
Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”), with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of December 31, 2025 and 2024, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2025, the full $215 million was available to borrow under the

Table of Contents/
Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2025, we were in compliance with all of the financial covenants set forth in the Revolving Credit Agreement.
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
We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $2.1 million for the years ended December 31, 2025 and 2024.
We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2025 and 2024, we amortized $4.3 million and $4.0 million, respectively, to interest expense.
We have not guaranteed any debt not reflected on our consolidated balance sheets as of December 31, 2025 and 2024, and we do not have any off-balance sheet arrangements, as such term is defined by the SEC rules.
Share Repurchase Program. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. Under this program, which has no expiration date, we repurchased 2.0 shares of our common stock for approximately $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. In the year ended December 31, 2025, we repurchased 1.8 million shares for approximately $40 million. From the inception of this program through December 31, 2025, we have repurchased approximately 4.6 million shares of our common stock for a total cost of approximately $161 million. As of December 31, 2025, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Foreign Currency Adjustments. Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. A stronger U.S. dollar against any of the foreign currencies where we conduct business could result in lower operating income. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2025 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
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

Table of Contents/
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
Revenue Recognition. We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our OPG and ADTech segments, by recognizing revenue over time using the cost-to-cost input method to measure progress toward satisfaction of an overtime performance obligation. This commonly used method is based on the premise that costs incurred are proportionate to progress towards satisfaction of the performance obligation and is measured by comparing project costs-to-date to total estimated costs. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. We apply judgment in estimating project status and the costs necessary to complete projects. For the year ended December 31, 2025, we recognized approximately 17% of our revenue over time using the cost-to-cost input method.
While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments during the years ended December 31, 2025 and 2024, however, should our judgments and estimates regarding the elements of revenue recognition change, it could have a material effect on our results of operations for the periods involved.
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
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the years ended December 31, 2025 or 2024.
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

Table of Contents/
income tax expense or benefit generally represents the change in the balance of deferred tax assets or liabilities, except for currency translation adjustments, as reported on our balance sheet.
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Changes to valuation allowances based on available positive and negative evidence impact our income tax provision in the period in which such adjustments are identified and recorded.
Contractual Obligations
As of December 31, 2025, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2026	2027-2028	2029-2030	After 2030
Long-term Debt	$500,000	$—	$500,000	$—	$—
Purchase Obligations	410,533	383,349	18,186	2,067	6,931
Operating Lease Liabilities	453,078	145,945	141,632	58,356	107,145
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	42,369	149	361	387	41,472
TOTAL	$1,405,980	$529,443	$660,179	$60,810	$155,548

Table of Contents/
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of December 31, 2025, we do not believe these risks are material to our earnings. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the Brazilian real, Norwegian kroner and U.K. pound sterling could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets. We recorded net adjustments to our equity accounts of $33 million, $(47) million and $3.9 million in 2025, 2024 and 2023, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
Foreign currency gains (losses) in the year ended December 31, 2025, 2024 and 2023 were $2.8 million, $0.9 million and $(1.4) million, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated in U.S. dollars, so that, upon payment of semi-annual interest and principal upon maturity, payment will be settled and made in U.S. dollars. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our consolidated balance sheet as of December 31, 2025 and 2024. We did not sell any of our Angolan bonds in the years ended December 31, 2025 and 2024. We estimated the fair market value of the Angolan bonds to be $7.0 million as of December 31, 2025 and 2024, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under accounting principles generally accepted in the United States (“U.S. GAAP”).
Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange

Table of Contents/
Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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

Table of Contents/
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2026

Table of Contents/
Item 9B.    Other Information.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors, to the extent not provided under the heading “Information About our Executive Officers and Directors” following Item 1 of Part I of this report, is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2025, relating to our 2026 Annual Meeting of Shareholders.
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

Table of Contents/
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,902,174	N/A	4,735,113
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,902,174	N/A	4,735,113
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2025 are restricted stock units and shares of restricted stock granted under our stockholder-approved incentive plans.
As of December 31, 2025, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 4,735,113 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. Since 2006, we have not granted any stock options and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plans” in Note 11—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.
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
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1

Table of Contents/

*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.13	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.14	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.15	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.16	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.17	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.18		Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
*	10.19		Agreement and Amendment No. 1 to Credit Agreement, dated as of September 20, 2023, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	1-10945	8-K	Sept. 2023	10.1
*	10.20	+	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.21	+	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2
*	10.22 +		Form Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2023	10.1
*	10.23 +		Form Performance Unit Agreement	1-10945	8-K	Feb. 2023	10.2
*	10.24 +		Form Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.3

Table of Contents/

*	10.25 +	2025 Annual Cash Bonus Award Program Summary	1-10945	10-Q	Mar. 2025	10.01
*	10.26 +	2020 Incentive Plan as Amended and Restated	1-10945	DEF 14A	May 2025	Appendix A
*	19	Oceaneering International, Inc. Insider Trading Policy	1-10945	10-K	Dec. 2025	19
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	97.01 +	Oceaneering International, Inc. Policy for the Recovery of Erroneously Awarded Compensation
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Oceaneering has elected not to include a summary of this report.

Table of Contents/
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 20, 2026	By:	/S/ RODERICK A. LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 20, 2026
Roderick A. Larson	(Principal Executive Officer)

/S/ MICHAEL W. SUMRULD	Senior Vice President and Chief Financial Officer	February 20, 2026
Michael W. Sumruld	(Principal Financial Officer)

/S/ CATHERINE E. DUNN	Vice President and Chief Accounting Officer	February 20, 2026
Catherine E. Dunn	(Principal Accounting Officer)

/S/ M. KEVIN MCEVOY	Chairman of the Board	February 20, 2026
M. Kevin McEvoy

/S/ KAREN H. BEACHY	Director	February 20, 2026
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 20, 2026
William B. Berry

/S/ DEANNA L. GOODWIN	Director	February 20, 2026
Deanna L. Goodwin

/S/ ROGER W. JENKINS	Director	February 20, 2026
Roger W. Jenkins

/S/ PAUL B. MURPHY, JR.	Director	February 20, 2026
Paul B. Murphy, Jr.

/S/ REEMA PODDAR	Director	February 20, 2026
Reema Poddar

/S/ JON ERIK REINHARDSEN	Director	February 20, 2026
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 20, 2026
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

Table of Contents/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

Table of Contents/
Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2025, the Company recognized 17% of its revenues utilizing the cost-to-cost input method. As discussed in Note 3 of the financial statements, the Company generally recognizes this type of contract revenue based on costs incurred to date as a percentage of total estimated costs.
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
Houston, Texas
February 20, 2026

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$688,874	$497,516
Accounts receivable, net of allowances for doubtful accounts of $2,072 and $2,885	308,488	303,583
Contract assets	216,808	275,280
Inventory, net	201,595	222,849
Other current assets	96,635	88,668
Total Current Assets	1,512,400	1,387,896
Property and equipment, at cost	2,174,535	2,156,388
Less accumulated depreciation	1,722,842	1,736,290
Net property and equipment	451,693	420,098
Other Assets:
Goodwill	51,023	49,350
Deferred tax assets	173,133	31,903
Other noncurrent assets	129,254	112,379
Right-of-use operating lease assets	349,751	334,721
Total other assets	703,161	528,353
Total Assets	$2,667,254	$2,336,347
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$174,722	$181,505
Accrued liabilities	471,971	474,736
Contract liabilities	115,033	140,697
Total current liabilities	761,726	796,938
Long-term debt	487,417	482,009
Long-term operating lease liabilities	257,269	238,325
Other long-term liabilities	84,179	98,753
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	80,454	98,621
Treasury stock; 11,473,997 and 10,173,091 shares, at cost	(567,981)	(555,350)
Retained earnings	1,926,486	1,572,725
Accumulated other comprehensive loss	(396,068)	(429,446)
Oceaneering shareholders' equity	1,070,600	714,259
Noncontrolling interest	6,063	6,063
Total equity	1,076,663	720,322
Total Liabilities and Equity	$2,667,254	$2,336,347

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$2,784,156	$2,661,161	$2,424,706
Cost of services and products	2,215,714	2,175,667	2,025,735
Gross margin	568,442	485,494	398,971
Selling, general and administrative expense	263,890	239,224	217,643
Operating income (loss)	304,552	246,270	181,328
Interest income	14,483	12,124	15,425
Interest expense, net of amounts capitalized	(36,977)	(37,917)	(36,523)
Equity earnings (losses) of unconsolidated affiliates	1,046	929	2,061
Other income (expense), net	2,796	3,510	(1,236)
Income (loss) before income taxes	285,900	224,916	161,055
Provision (benefit) for income taxes	(67,861)	77,448	63,652
Net Income (Loss)	$353,761	$147,468	$97,403

Weighted-average shares outstanding
Basic	100,222	101,180	100,697
Diluted	101,262	102,369	102,156
Earnings (loss) per share
Basic	$3.53	$1.46	$0.97
Diluted	$3.49	$1.44	$0.95

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$353,761	$147,468	$97,403
Other comprehensive income (loss), net of tax:
Foreign currency translation	33,378	(47,106)	3,927
Change in unrealized gains for available-for-sale debt securities (1)	—	—	(140)
Total other comprehensive income (loss)	33,378	(47,106)	3,787
Comprehensive income (loss)	$387,139	$100,362	$101,190

(1)	There is no net income tax expense or benefit associated with the year ended December 31, 2023 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$353,761	$147,468	$97,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,255	103,443	104,960
Deferred income tax provision (benefit)	(140,603)	(11,293)	(26,785)
Inventory write-downs	15,430	—	—
Net loss (gain) on sales of property and equipment and other	(3,321)	502	(1,012)
Noncash compensation	14,755	12,807	12,057
Noncash impact of lease accounting	366	1,275	2,370
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	53,869	(8,000)	(83,075)
Inventory	5,824	(13,092)	(25,423)
Other operating assets	(21,913)	(16,247)	(18,208)
Capitalized cloud-based service contract costs	(17,012)	—	—
Currency translation effect on working capital, excluding cash	72	(14,675)	3,250
Current liabilities	(32,173)	8,663	125,695
Other operating liabilities	(12,449)	(7,637)	18,723
Total adjustments to net income (loss)	(34,900)	55,746	112,552
Net Cash Provided by Operating Activities	318,861	203,214	209,955
Cash Flows from Investing Activities:
Purchases of property and equipment	(111,015)	(107,136)	(100,726)
Business acquisitions, net of cash acquired	—	(27,149)	—
Proceeds from redemption of investments in Angolan bonds	—	—	6,229
Purchase of Angolan bonds	—	(7,000)	—
Proceeds from sale of equity investment	—	11,800	—
Distributions of capital from unconsolidated affiliates	2,004	3,182	2,520
Proceeds from sale of property and equipment	8,879	217	7,847
Other investing activities	3,899	1,915	(2,223)
Net Cash Used in Investing Activities	(96,233)	(124,171)	(86,353)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	—	—	(400,000)
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	(112)	177,671
Purchases of treasury stock	(40,270)	(20,046)	—
Employer tax withholding on settlement of shares	(5,281)	(6,884)	(4,968)
Net Cash Used in Financing Activities	(45,551)	(27,042)	(227,297)
Effect of exchange rates on cash	14,281	(16,051)	(3,484)
Net Increase (Decrease) in Cash and Cash Equivalents	191,358	35,950	(107,179)
Cash and Cash Equivalents—Beginning of Period	497,516	461,566	568,745
Cash and Cash Equivalents—End of Period	$688,874	$497,516	$461,566

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Translation Adjustments	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	97,403	—	97,403	—	97,403
Other comprehensive income (loss)	—	—	—	—	3,787	3,787	—	3,787
Stock-based compensation	—	(24,084)	31,173	—	—	7,089	—	7,089
Balance, December 31, 2023	27,709	131,774	(574,380)	1,425,257	(382,340)	628,020	6,063	634,083
Net income (loss)	—	—	—	147,468	—	147,468	—	147,468
Other comprehensive income (loss)	—	—	—	—	(47,106)	(47,106)	—	(47,106)
Stock-based compensation	—	(33,153)	39,075	—	—	5,922	—	5,922
Treasury stock purchases, 825,427 shares	—	—	(20,045)	—	—	(20,045)	—	(20,045)
Balance, December 31, 2024	27,709	98,621	(555,350)	1,572,725	(429,446)	714,259	6,063	720,322
Net income (loss)	—	—	—	353,761	—	353,761	—	353,761
Other comprehensive income (loss)	—	—	—	—	33,378	33,378	—	33,378
Stock-based compensation	—	(18,167)	27,639	—	—	9,472	—	9,472
Treasury stock purchases, 1,810,732 shares	—	—	(40,270)	—	—	(40,270)	—	(40,270)
Balance, December 31, 2025	$27,709	$80,454	$(567,981)	$1,926,486	$(396,068)	$1,070,600	$6,063	$1,076,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies where our equity ownership interest ranges from 20% to 50% and we exercise significant influence without control over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are presented in other noncurrent assets on our balance sheet. All significant intercompany accounts and transactions have been eliminated.
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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, U.S. economic and monetary policies, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, our allowance for credit losses was $1.6 million for accounts receivable and $0.5 million for other receivables. As of December 31, 2024, our allowance for credit losses was $1.5 million for accounts receivable and $1.4 million for other receivables. Our allowance for credit losses as of December 31, 2025 decreased when compared to the balance as of December 31, 2024, primarily due to a corresponding decrease in contract assets partially offset by a slight increase in accounts receivable.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the years ended December 31, 2025, 2024 and 2023, we recognized credit losses of less than $0.1 million, $0.1 million and $1.3 million, respectively.
We have elected to apply the practical expedient available under Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments,” as amended (“ ASC 326”) to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of December 31, 2025 and 2024 were less than $0.1 million.

Table of Contents/
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2025. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. In the year ended December 31, 2025, we recorded increases to our inventory reserve of $12 million related primarily to $13 million in write-downs associated with our theme park ride business in our Manufactured Products segment and $2.6 million related to write-downs of inventory deemed to be obsolete in our OPG and Manufactured Products segments. We did not record any write-downs or write-offs of inventory in the years ended December 31, 2024 or 2023. Our inventory reserve was $48 million and $36 million as of December 31, 2025 and 2024, respectively.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.
In October 2024, we acquired Global Design Innovation Ltd. (“GDi”), a United Kingdom (“U.K.”)-based provider of digital and software services, for approximately $33 million, including a holdback liability of $4.6 million that we recorded in accrued liabilities and other long-term liabilities on our consolidated balance sheets. As of December 31, 2025, the remaining holdback liability was $3.7 million recorded in accrued liabilities on our consolidated balance sheets, and we expect to make the final payment of this balance in 2026. We acquired cash of $1.0 million from GDi as part of this acquisition. GDi is a U.K.-based provider of asset management, engineering and software services. As the only provider certified by the U.K. Accreditation Service to perform remote visual inspection using point cloud data and photographic images, GDi brings advanced algorithms and data solutions that, when combined with Oceaneering’s engineering expertise, will strengthen Oceaneering’s ability to optimize asset management for customers in industries including oil and gas, utilities, and power generation. GDi’s suite of solutions, including its Vision software, complements Oceaneering’s portfolio by supporting enhanced safety, data quality and integrity, and cost efficiency for customers worldwide. We accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of this acquisition, we recorded goodwill for $16 million and intangible assets relating primarily to GDi’s software and trade name for $17 million to be amortized over their useful lives of 5 years. GDi’s operating results are included in our IMDS segment, and its activity subsequent to the date of acquisition was not significant.
Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We depreciate property and equipment using the straight-line method over estimated useful lives. Remotely Operated Vehicles (“ROVs”) are depreciated over eight years, marine services equipment (such as vessels) over three to 25 years and buildings improvements, manufacturing equipment and other equipment for three to 25 years.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, and we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is recognized in income.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We do not allocate general administrative costs to capital projects. We did not capitalize interest in 2025, 2024 or 2023 related to construction of assets. We had construction in progress of $67 million and $60 million as of December 31, 2025 and 2024, respectively, primarily related to projects in our Subsea Robotics and OPG segment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an

Table of Contents/
impairment has occurred using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the years ended December 31, 2025, 2024 and 2023.
For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
For additional information regarding right-of-use operating lease assets, see “Leases” below.
Cloud-Based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement in the year ended December 31, 2025. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the year ended December 31, 2025, we capitalized $17 million of deferred software implementation costs related to cloud computing arrangements, including $0.4 million, respectively, of interest. We did not capitalize any cloud-based service contract costs in the year ended December 31, 2024 or 2023.
Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value of the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. During the fourth quarters of 2025 and 2024, we performed our annual goodwill impairment assessment using qualitative tests that did not indicate a more detailed quantitative analysis was necessary. No goodwill impairment was recognized for the years ended December 31, 2025, 2024 and 2023.
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
We account for significant fixed-price contracts, primarily within our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. In 2025, 2024 and 2023, we accounted for 17%, 19% and 19%, respectively, of our revenue using the cost-to-cost input method to measure progress toward satisfying the related performance obligations on our contracts. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
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
While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to

Table of Contents/
performance obligations and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the year ended December 31, 2025, we recognized a projected loss of $4.3 million for contracts in our Manufactured Products segment. During the year ended December 31, 2024, we recognized a projected loss of $13 million for contracts in our Manufactured Products segment. During the year ended December 31, 2023, we recognized a projected loss of $9.8 million for contracts in our Manufactured Products segment. There could be adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment up to twenty years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.
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

Table of Contents/
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
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations. We recorded $2.8 million, $0.9 million and $(1.4) million of foreign currency transaction gains (losses) in the years ended December 31, 2025, 2024 and 2023, respectively. Those amounts are included as a component of other income (expense), net in our consolidated statements of operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 2015. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. In the year ended December 31, 2025, we repurchased 1.8 million shares for approximately $40 million. As of December 31, 2025, there were approximately 5.4 million shares remaining available for repurchase under this plan and we retained approximately eleven million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 8—“Debt” for information relative to the interest rate swaps we had in effect. We currently have no derivative instruments outstanding as of December 31, 2025 or 2024.
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

Table of Contents/
2. ACCOUNTING STANDARDS UPDATE
Recently Adopted Accounting Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”), which applies to all entities subject to income taxes. Topic 740 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including percentages and amounts, as well as information on income taxes paid, net of refunds disaggregated by federal, state, local and foreign and by jurisdiction if the amount is 5% or more of total income tax payments, net of refunds. Topic 740 is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 prospectively, effective for the year ended December 31, 2025. For more information on this adoption, see Note 6—“Income Taxes.”
Recently Issued Accounting Standards. In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of the nature of certain expenses presented on the face of the income statement into specified categories in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that ASU 2024-03 will only impact our disclosures and therefore do not expect that ASU 2024-03 will have a material impact on our consolidated financial statements.
3. REVENUE
Revenue by Category
The following table presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Business Segment:
Energy:
Subsea Robotics	$855,216	$829,822	$752,521
Manufactured Products	568,971	555,500	493,692
Offshore Projects Group	616,045	591,037	546,366
Integrity Management & Digital Solutions	284,020	291,866	255,282
Total Energy	2,324,252	2,268,225	2,047,861
Aerospace and Defense Technologies	459,904	392,936	376,845
Total	$2,784,156	$2,661,161	$2,424,706

	Year Ended December 31,
(in thousands)	2025	2024	2023
Geographic Operating Areas:
Foreign:
Africa	$417,615	$434,536	$331,891
United Kingdom	289,575	291,464	205,886
Norway	259,201	233,134	189,802
Brazil	248,064	229,534	202,892
Asia and Australia	228,445	210,582	274,160
Other	97,811	134,106	189,694
Total Foreign	1,540,711	1,533,356	1,394,325
United States	1,243,445	1,127,805	1,030,381
Total	$2,784,156	$2,661,161	$2,424,706

	Year Ended December 31,
(in thousands)	2025	2024	2023
Timing of Transfer of Goods or Services:
Revenue recognized over time	$2,582,447	$2,474,830	$2,272,160
Revenue recognized at a point in time	201,709	186,331	152,546
Total	$2,784,156	$2,661,161	$2,424,706
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
The following table provides information about contract assets and contract liabilities from contracts with customers.

	Year Ended December 31,
(in thousands)	2025	2024
Total contract assets, beginning of period	$275,280	$234,505
Revenue accrued	2,643,062	2,540,010
Amounts billed	(2,701,534)	(2,499,235)
Total contract assets, end of period	$216,808	$275,280

Total contract liabilities, beginning of period	$140,697	$164,631
Deferrals of milestone payments	111,914	109,641
Recognition of revenue for goods and services	(137,578)	(133,575)
Total contract liabilities, end of period	$115,033	$140,697

Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $396 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $309 million over the next 12 months, $86 million within the next 24 months, and substantially all of the remaining balance of $1.2 million within the next 36 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2025. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2025 and 2024 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2025, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.
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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $2.1 million and $3.2 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded amortization expense of $2.9 million, $4.9 million, and $5.8 million, respectively. No impairment costs were recognized.
4. LEASES
Supplemental information about our operating leases follows:

	December 31,
(in thousands)	2025	2024
Assets:
Right-of-use operating lease assets	$349,751	$334,721

Liabilities:
Current	$128,453	$131,415
Noncurrent	257,269	238,325
Lease liabilities	$385,722	$369,740

	December 31,
	2025	2024
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	5.8	6.0

Weighted-average discount rate	6.0%	5.9%
No impairments of right-of-use operating leases were recorded in the years ended December 31, 2025 and 2024.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2025	2024
Lease Cost:
Operating lease cost	Operating lease cost	$148,255	$134,708
Short-term lease cost	Short-term lease cost	49,392	56,477
Total Lease Cost		$197,647	$191,185

As of December 31, 2025, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

(in thousands)
For the year ended December 31,
2026	$145,945
2027	83,641
2028	57,991
2029	32,174
2030	26,182
Thereafter	107,145
Total lease payments	453,078
Less: Interest	(67,356)
Present Value of Operating Lease Liabilities	$385,722

5. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2025	2024
Inventory, net:
Manufactured Products	$105,908	$113,104
Subsea Robotics	83,520	92,149
Other inventory	12,167	17,596
Total	$201,595	$222,849

Other current assets:
Prepaid expenses	$89,635	$81,668
Angolan bonds	7,000	7,000
Total	$96,635	$88,668

Other noncurrent assets:
Cash surrender value of life insurance policies	$44,453	$40,311
Intangible assets, net	30,348	33,332
Investment in unconsolidated affiliates	13,481	14,439
Other	40,972	24,297
Total	$129,254	$112,379

Accrued liabilities:
Payroll and related costs	$186,433	$153,273
Current operating lease liability	128,453	131,415
Income taxes payable	43,828	49,097
Accrued job costs	37,769	62,390
Accrued interest	12,500	12,667
Other	62,988	65,894
Total	$471,971	$474,736

Other long-term liabilities:
Supplemental Executive Retirement Plan	$37,990	$33,936
Long-Term Incentive Plan	11,527	11,521
Uncertain tax positions	10,728	24,169
Deferred income taxes	373	2,487
Other	23,561	26,640
Total	$84,179	$98,753

6. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$41,660	$(8,897)	$(62,294)
Foreign	244,240	233,813	223,349
Income (loss) before income taxes	$285,900	$224,916	$161,055
The components of the income tax provision (benefit) applicable for domestic and foreign taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense (benefit):
U.S. federal	$704	$842	$2,004
U.S. state and local	1,645	—	39
Foreign	70,393	87,899	88,394
Total current income tax expense (benefit)	72,742	88,741	90,437
Deferred income tax expense (benefit):
U.S. federal	(137,834)	—	(170)
U.S. state and local	(7,608)	—	—
Foreign	4,839	(11,293)	(26,615)
Total deferred income tax expense (benefit)	(140,603)	(11,293)	(26,785)
Total income tax expense (benefit):
U.S. federal	(137,130)	842	1,834
U.S. state and local	(5,963)	—	39
Foreign	75,232	76,606	61,779
Total income tax expense (benefit)	$(67,861)	$77,448	$63,652
The components of cash paid for income taxes are paid for the year ended December 31, 2025, and total amounts for the years ended December 31, 2024 and 2023, are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. federal	$2,088
U.S. state and local	249
Foreign:
Angola	20,388
Brazil	16,647
Equatorial Guinea	11,276
United Kingdom	7,938
Canada	7,092
Norway	5,666
Other foreign jurisdictions	30,166
Total foreign	99,173
Total cash taxes paid, net	$101,510	$94,730	$44,014

The reconciliation between the actual income tax provision and income tax computed using the U.S. statutory federal income tax rate is summarized as follows:

(amounts in thousands)	Year Ended December 31, 2025
	Amount	Percent
Income tax provision (benefit) at the U.S. federal statutory rate	$60,039	21.0%
State and local income taxes, net of federal income tax effect *	(4,711)	(1.6)%
Foreign tax effects:
Angola:
Withholding tax expense	16,431	5.7%
Other	(246)	(0.1)%
Brazil:
Statutory income tax rate differential	4,892	1.7%
Withholding tax expense	6,799	2.4%
Other	(1,563)	(0.5)%
Papua New Guinea:
Release of withholding tax accrual	(3,348)	(1.2)%
Other	19	—%
Switzerland:
Changes in valuation allowances	(3,783)	(1.3)%
Other	213	0.1%
Vanuatu:
Statutory income tax rate differential	(9,746)	(3.4)%
Other	2	—%
Other foreign jurisdictions	16,463	5.8%
Changes in worldwide unrecognized tax benefits	(2,482)	(0.9)%
Effect of cross-border tax laws:
Global intangible low-taxed income	4,570	1.6%
Other	(55)	—%
Tax Credits:
Research and development tax credits	(6,046)	(2.1)%
Change in Valuation Allowances	(139,708)	(48.9)%
Nontaxable or Nondeductible Items	1,942	0.7%
Other Adjustments:
Prior period tax adjustments	(7,644)	(2.7)%
Other	101	—%
Total provision (benefit) for income taxes	$(67,861)	(23.7)%

*	State tax benefit driven primarily by valuation allowance release. State taxes in Virginia and South Carolina made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
(in thousands)	2024	2023
Income tax provision (benefit) at the U.S. federal statutory rate	$47,232	$33,821
Base erosion and anti-abuse tax	1,714	3,520
Prior period tax adjustments	(4,735)	1,273
Deferred tax rate change	23,360	1,460
Valuation allowances	(21,042)	(21,679)
Foreign tax rate differential	22,733	44,514
Foreign income inclusion	6,884	(3,618)
Stock compensation	(1,985)	(1,428)
Excess compensation	2,605	1,712
Uncertain tax positions	2,760	7,761
General business credits	(2,674)	(4,078)
Other items, net	596	394
Total provision (benefit) for income taxes	$77,448	$63,652
Significant components of net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Deferred compensation	$20,546	$19,912
Deferred income	5,841	8,192
Accrued expenses	38,565	28,213
Net operating loss and other carryforwards	533,183	516,201
Long-term operating lease liabilities	75,007	76,801
Goodwill and intangibles	26,927	48,672
Interest	29,230	34,569
Other	10,234	9,672
Gross deferred tax assets	739,533	742,232
Valuation allowances	(486,034)	(640,393)
Total deferred tax assets	$253,499	$101,839
Deferred tax liabilities:
Property and equipment	$(9,024)	$(5,473)
Other	(103)	(3,855)
Right-of-use operating lease assets	(71,612)	(63,095)
Total deferred tax liabilities	$(80,739)	$(72,423)
Net deferred income tax assets (liabilities)	$172,760	$29,416
Our net deferred tax assets (liabilities) are reflected within our balance sheet as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets	$173,133	$31,903
Deferred tax liabilities included in other long-term liabilities	(373)	(2,487)
Net deferred income tax assets (liabilities)	$172,760	$29,416
As of December 31, 2025, we had approximately $533 million of deferred tax assets related to net operating and other loss carryforwards and tax credit carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $69 million that do not expire and $464 million that will expire from 2026 through 2045.

We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. Based on the available positive and negative evidence, including a trend of positive earnings, as well as our outlook and expectations for future taxable income positively influenced by favorable macroeconomic conditions, anticipated continued growth in demand for energy-related products, improving deepwater offshore activity expected toward the end of 2026 and beyond, and continued expansion of non-energy-related businesses, we believe it is more likely than not that some of our deferred tax assets in the U.S. and several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month periods ended December 31, 2025 and 2024, we released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. Our valuation allowance decreased by $154 million in 2025 and $23 million in 2024. The 2025 decrease in valuation allowance was primarily related to US federal and state valuation allowance releases of $140 million and $10 million, respectively. The 2024 decrease in valuation allowance was primarily related to valuation releases for certain non-US jurisdictions.
As of December 31, 2025, we continue to recognize a valuation allowance on certain identified deferred tax assets in the U.S. and non-U.S. jurisdictions where we believe that it is not more-likely-than-not that we would be able to realize the benefits of those specific deferred tax assets. In the U.S., a valuation allowance of approximately $35 million was maintained against the deferred tax assets for U.S. federal foreign tax credit carryovers with a limited carryforward period. In several non-US jurisdictions, a valuation allowance of approximately $451 million was maintained against deferred tax assets that the Company continues to believe are not more-likely-than-not to be realized. We will continue to monitor the need for a valuation allowance against its deferred tax assets and record adjustments as appropriate in future periods
During the twelve-month period ended December 31, 2023, we received refunds of $23 million, including interest of $1.7 million which was recorded as a tax benefit, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings. As of December 31, 2025, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.
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
A reconciliation of the beginning and ending amount of gross uncertain tax positions, excluding penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$18,537	$25,457	$15,846
Additions based on tax positions related to the current year	805	1,782	4,391
Reductions for expiration of statutes of limitations	(410)	(505)	(130)
Additions based on tax positions related to prior years	517	2,790	12,576
Reductions based on tax positions related to prior years	(2,812)	(7,020)	(135)
Settlements	(8,311)	(3,967)	(7,091)
Balance at end of year	$8,326	$18,537	$25,457
We increased (decreased) income tax expense by $(2.7) million, $1.0 million and $5.4 million in 2025, 2024 and 2023, respectively, for penalties and interest on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $2.9 million and $5.6 million in other long-term liabilities on our balance sheets as of December 31, 2025 and 2024, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2022
United Kingdom	2023
Norway	2020
Angola	2015
Brazil	2020
Australia	2021
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective beginning in the third quarter of 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.
7. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue and costs of services and products:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue:
Services	$2,208,190	$2,098,501	$1,920,348
Products	575,966	562,660	504,358
Total revenue	2,784,156	2,661,161	2,424,706
Cost of Services and Products:
Services	1,632,842	1,598,530	1,498,094
Products	461,202	475,860	428,686
Unallocated expenses	121,670	101,277	98,955
Total cost of services and products	2,215,714	2,175,667	2,025,735

8. DEBT
The carrying value of long-term debt consisted of the following:

	December 31,
(in thousands)	2025	2024
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(12,583)	(17,991)
Long-term Debt	$487,417	$482,009
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
Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2025 and 2024, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of December 31, 2025 and 2024, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes, and prior to November 2, 2023, the 2024 Senior Notes, generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2025, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2025, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.
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
We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2025 and 2024, we amortized $2.1 million to interest expense.
We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2025 and 2024, we amortized $4.3 million and $4.0 million, respectively, to interest expense.
We made cash interest payments of $32 million, $32 million and $34 million in 2025, 2024 and 2023, respectively.
9. COMMITMENTS AND CONTINGENCIES
Lease Commitments. As of December 31, 2025, we occupied several facilities under noncancellable operating leases expiring at various dates through 2040. See Note 4—“Leases” for more information on our operating leases.
Insurance. The workers' compensation, maritime employer's liability and comprehensive general liability insurance policies that we purchase each include a deductible layer, for which we would be responsible, that we consider financially prudent. Insurance above the deductible layers can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.
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
Letters of Credit. We had $77 million and $72 million in letters of credit outstanding as of December 31, 2025 and 2024, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the 2028 Senior Notes to be $508 million as of December 31, 2025 based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
Foreign currency gains (losses) were $2.8 million, $0.9 million and $(1.4) million in the years ended December 31, 2025, 2024 and 2023, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.
Any conversion of cash balances in deposit accounts in Angola from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2025 and 2024, we had the equivalent of approximately $28 million and $19 million of kwanza cash balances, respectively, in Angola reflected on our consolidated balance sheets. To mitigate our currency exposure risk in Angola, we have used kwanza to purchase Angolan central bank (Banco Nacional de Angola) bonds. These bonds are denominated in U.S. dollars, so that, upon payment of semi-annual interest and principal upon maturity, payment will be made in U.S. dollars. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our Consolidated Balance Sheets as of December 31, 2025 and 2024. We did not sell any of our Angolan bonds in the year ended December 31, 2025 or 2024. We estimated the fair market value of the Angolan bonds to be $7.0 million as of December 31, 2025 and 2024, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP.
As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds that were classified as available-for-sale securities and recorded at fair market value in other current assets in our consolidated balance sheets. These bonds matured on September 1, 2023, and we received cash proceeds of kwanza equivalent to $6.2 million in U.S. dollars.
In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received approximately $12 million in the years ended December 31, 2025 and 2024. As of December 31, 2025, we had outstanding contract assets of approximately $1.7 million for the contract and contract liabilities of $0.4 million prepaid for storage of components. As of December 31, 2024, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $2.2 million prepaid for storage of components. During the first quarter of 2025, the customer restarted portions of this project, including the scope for our Manufactured Products segment. We continue to believe we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

10. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information. We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace and manufacturing industries. Our five reportable segments are Subsea Robotics, Manufactured Products, Offshore Projects Group, Integrity Management & Digital Solutions and Aerospace and Defense Technologies.
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
• Offshore Projects Group—Our OPG segment provides the following:
◦ subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf and offshore Africa, utilizing owned and charter vessels;
◦ installation and workover control systems and ROV workover control systems;
◦ diving services;
◦ project management and engineering; and
◦ drill pipe riser services and systems and wellhead load relief solutions.
• Integrity Management & Digital Solutions—Our Integrity Management & Digital Solutions (“IMDS”) segment provides the following:
◦ asset integrity management services; and ◦
◦ software, digital and connectivity solutions for the energy industry.
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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the years ended December 31, 2024 and 2023. We have added additional disclosures, retrospectively, as required under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The tables that follow present information about our business segments, as well as the Unallocated Expenses category, and includes a reconciliation to income (loss) before income taxes:

	For the Year Ended December 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$855,216	$568,971	$616,045	$284,020	$459,904	$—	$2,784,156
Cost of services and products	541,377	457,813	480,392	242,489	371,973	121,670	2,215,714
Selling, general and administrative [1]	56,732	38,698	39,595	30,790	30,187	67,888	263,890
Operating income (loss)	257,107	72,460	96,058	10,741	57,744	(189,558)	304,552
Interest income	—	—	—	—	—	14,483	14,483
Interest expense, net of amounts capitalized	—	—	—	—	—	(36,977)	(36,977)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	1,046	1,046
Other income (expense), net	—	—	—	—	—	2,796	2,796
Income (loss) before income taxes	$257,107	$72,460	$96,058	$10,741	$57,744	$(208,210)	$285,900

Depreciation and amortization	$50,792	$10,924	$18,031	$7,286	$3,719	$11,503	$102,255
Capital expenditures, including business acquisitions	$64,838	$6,265	$25,550	$3,715	$4,543	$6,104	$111,015

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$539,442	$330,703	$531,561	$134,826	$142,047	$988,675	$2,667,254
Property and Equipment, Net	$213,616	$61,090	$141,301	$14,581	$8,604	$12,501	$451,693
Goodwill	$23,798	$—	$—	$16,771	$10,454	$—	$51,023

	For the Year Ended December 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$829,822	$555,500	$591,037	$291,866	$392,936	$—	$2,661,161
Cost of services and products	541,702	473,218	482,467	254,902	322,101	101,277	2,175,667
Selling, general and administrative [1]	52,909	39,282	34,871	27,137	28,634	56,391	239,224
Operating income (loss)	235,211	43,000	73,699	9,827	42,201	(157,668)	246,270
Interest income	—	—	—	—	—	12,124	12,124
Interest expense, net of amounts capitalized	—	—	—	—	—	(37,917)	(37,917)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	929	929
Other income (expense), net	—	—	—	—	—	3,510	3,510
Income (loss) before income taxes	$235,211	$43,000	$73,699	$9,827	$42,201	$(179,022)	$224,916

Depreciation and amortization	$48,916	$12,452	$22,451	$6,025	$2,620	$10,979	$103,443
Capital expenditures, including business acquisitions	$63,820	$9,648	$18,595	$30,899	$5,443	$5,880	$134,285

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$476,372	$336,664	$505,515	$125,890	$122,433	$769,473	$2,336,347
Property and Equipment, Net	$198,088	$61,751	$126,468	$14,908	$6,706	$12,177	$420,098
Goodwill	$23,281	$—	$—	$15,615	$10,454	$—	$49,350

	For the Year Ended December 31, 2023
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$752,521	$493,692	$546,366	$255,282	$376,845	$—	$2,424,706
Cost of services and products	530,556	424,079	449,426	216,294	306,425	98,955	2,025,735
Selling, general and administrative [1]	47,672	34,062	32,394	25,615	25,417	52,483	217,643
Operating income (loss)	174,293	35,551	64,546	13,373	45,003	(151,438)	181,328
Interest income	—	—	—	—	—	15,425	15,425
Interest expense, net of amounts capitalized	—	—	—	—	—	(36,523)	(36,523)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	2,061	2,061
Other income (expense), net	—	—	—	—	—	(1,236)	(1,236)
Income (loss) before income taxes	$174,293	$35,551	$64,546	$13,373	$45,003	$(171,711)	$161,055

Depreciation and amortization	$54,365	$12,220	$27,956	$3,608	$2,504	$4,307	$104,960
Capital expenditures, including business acquisitions	$67,197	$6,776	$8,574	$10,346	$4,953	$2,880	$100,726

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2023
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$488,900	$344,215	$478,937	$90,559	$111,333	$725,062	$2,239,006
Property and Equipment, Net	$186,995	$68,694	$135,712	$13,712	$7,431	$11,749	$424,293
Goodwill	$23,760	$—	$—	$—	$10,454	$—	$34,214

Revenue. For the year ended December 31, 2025, revenue from one customer, the U.S. Government, which is served primarily by our ADTech segment, accounted for 12% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue for the year ended December 31, 2024. For the year ended December 31, 2023, revenue from one customer, the U.S. Government, which is served primarily by our ADTech segment, accounted for 10% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.
Depreciation and Amortization Expense. Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense table above, was $86 million, $89 million and $99 million in 2025, 2024 and 2023, respectively.
Amortization expense primarily relating to long-lived intangible assets and debt issuance costs and discounts, reflected in the Depreciation and Amortization Expense table above, was $16 million, $14 million and $6.4 million 2025, 2024 and 2023, respectively.
Assets, Property and Equipment, Net and Goodwill. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances are from the acquisition of GDi in the fourth quarter of 2024 and currency exchange rate changes for all of the periods presented.
Geographic Operating Areas. For 2025 and 2024, $350 million and $335 million, respectively, of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2025	2024
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
Brazil	$89,564	$72,449
United Kingdom	85,389	77,584
Norway	79,949	74,754
Africa	67,523	87,354
Asia and Australia	45,221	36,197
Other	9,231	10,982
Total Foreign	376,877	359,320
United States	424,567	395,499
Total	$801,444	$754,819

Revenue is based on location where services are performed and products are manufactured. See Note 3—”Revenue” for disclosure of revenue by geographic area .
11. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans. We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $26 million, $24 million and $23 million for the plan years ended December 31, 2025, 2024 and 2023, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2025, 2024 and 2023, these contributions, principally related to plans associated with the U.K. and Norwegian subsidiaries, were $16 million, $14 million and $12 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Net expenses related to this plan during 2025, 2024 and 2023 were $3.2 million, $1.9 million and $1.3 million, respectively.
Incentive Plans. Under our Second Amended and Restated 2010 Incentive Plan and our 2020 Incentive Plan (together the “Incentive Plans”), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.
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
In 2025, 2024 and 2023, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2027, 2026 and 2025 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2025, 2024 and 2023. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $12 million, $10 million and $12 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, there were 264,767 performance units outstanding.
Annually, the Compensation Committee of our Board of Directors grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. Over 80%, 78% and 80% of the grants made to our employees in 2025, 2024 and 2023, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment through such vesting date. The remainder of the grants made to employees are scheduled to vest pro rata over three years, if the participant meets certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service; however, the restricted stock units outstanding have no voting or dividend rights. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2023, which vested on that date. Each grantee of shares of restricted stock to our nonemployee directors is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge(benefit) realized from tax deductions less than or in excess of the financial statement expense of our restricted stock grants was $(1.1) million, $(2.0) million and $(1.4) million in 2025, 2024 and 2023, respectively. The 2025, 2024 and 2023 charges were recognized in our consolidated statements of operations.

The following is a summary of our restricted stock and restricted stock unit activity for 2025, 2024 and 2023:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2022	2,535,807	$12.18
Granted	753,670	19.14
Vested	(823,785)	10.95	$16,232,000
Forfeited	(180,382)	13.82
Balance as of December 31, 2023	2,285,310	$14.78
Granted	763,180	21.97
Vested	(982,390)	12.32	$21,616,000
Forfeited	(60,498)	18.29
Balance as of December 31, 2024	2,005,602	$18.62
Granted	713,516	22.09
Vested	(728,204)	15.17	$16,191,000
Forfeited	(88,740)	21.13
Balance as of December 31, 2025	1,902,174	$21.34

Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2025, 2024 and 2023 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $13 million, $12 million and $11 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, we had $12 million of future expense to be recognized related to our restricted stock unit plans over a weighted-average remaining life of 1.6 years.
Post-Employment Benefit. Pursuant to a service agreement we entered into with a former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2025 and 2024.