Form 10-Q
period 2026-03-31
OCEANEERING INTERNATIONAL INC
filed 2026-04-23
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 17, 2026: 99,745,249

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2026	Dec 31, 2025
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$607,470	$688,874
Accounts receivable, net	371,846	308,488
Contract assets, net	224,407	216,808
Inventory, net	208,233	201,595
Other current assets	104,954	96,635
Total Current Assets	1,516,910	1,512,400
Property and equipment, at cost	2,182,299	2,174,535
Less accumulated depreciation	1,737,369	1,722,842
Net property and equipment	444,930	451,693
Other Assets:
Goodwill	50,786	51,023
Deferred tax assets	170,963	173,133
Other noncurrent assets	136,081	129,254
Right-of-use operating lease assets	323,525	349,751
Total other assets	681,355	703,161
Total Assets	$2,643,195	$2,667,254
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$176,307	$174,722
Accrued liabilities	438,106	471,971
Contract liabilities	114,834	115,033
Total current liabilities	729,247	761,726
Long-term debt	488,813	487,417
Long-term operating lease liabilities	231,203	257,269
Other long-term liabilities	81,177	84,179
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	57,834	80,454
Treasury stock; 11,089,455 and 11,473,997 shares, at cost	(548,946)	(567,981)
Retained earnings	1,962,593	1,926,486
Accumulated other comprehensive loss	(392,498)	(396,068)
Oceaneering shareholders' equity	1,106,692	1,070,600
Noncontrolling interest	6,063	6,063
Total equity	1,112,755	1,076,663
Total Liabilities and Equity	$2,643,195	$2,667,254

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$692,429	$674,523
Cost of services and products	565,159	539,512
Gross margin	127,270	135,011
Selling, general and administrative expense	69,482	61,539
Income (loss) from operations	57,788	73,472
Interest income	5,061	3,644
Interest expense, net of amounts capitalized	(9,105)	(9,075)
Equity in income (losses) of unconsolidated affiliates	277	362
Other income (expense), net	808	975
Income (loss) before income taxes	54,829	69,378
Provision (benefit) for income taxes	18,722	19,001
Net Income (Loss)	$36,107	$50,377

Weighted-average shares outstanding
Basic	99,534	100,746
Diluted	100,613	101,903
Earnings (loss) per share
Basic	$0.36	$0.50
Diluted	$0.36	$0.49

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$36,107	$50,377
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,570	20,336
Total other comprehensive income (loss)	3,570	20,336
Comprehensive income (loss)	$39,677	$70,713

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$36,107	$50,377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,171	24,448
Deferred income tax provision (benefit)	3,568	106
Inventory write-downs	—	10,353
Net loss (gain) on sales of property and equipment	(26)	(188)
Noncash compensation	5,208	3,708
Noncash impact of lease accounting	418	450
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(70,957)	(61,266)
Inventory	(6,638)	(8,280)
Other operating assets	(8,841)	(2,019)
Capitalized cloud-based service contract costs	(6,964)	(1,727)
Currency translation effect on working capital, excluding cash	(1,780)	4,558
Current liabilities	(32,840)	(90,411)
Other operating liabilities	(3,544)	(10,827)
Total adjustments to net income (loss)	(95,225)	(131,095)
Net Cash Provided by (Used in) Operating Activities	(59,118)	(80,718)
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,405)	(26,088)
Proceeds from sale of property and equipment	36	520
Other investing activities	2,040	1,263
Net Cash Provided by (Used in) Investing Activities	(15,329)	(24,305)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(8,794)	(5,607)
Purchases of treasury stock	—	(10,008)
Net Cash Provided by (Used in) Financing Activities	(8,794)	(15,615)
Effect of exchange rates on cash	1,837	5,106
Net Increase (Decrease) in Cash and Cash Equivalents	(81,404)	(115,532)
Cash and Cash Equivalents—Beginning of Period	688,874	497,516
Cash and Cash Equivalents—End of Period	$607,470	$381,984

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2025	$27,709	$80,454	$(567,981)	$1,926,486	$(396,068)	$1,070,600	$6,063	$1,076,663
Net income (loss)	—	—	—	36,107	—	36,107	—	36,107
Other comprehensive income (loss)	—	—	—	—	3,570	3,570	—	3,570
Stock-based compensation	—	(22,620)	19,035	—	—	(3,585)	—	(3,585)
Balance, March 31, 2026	$27,709	$57,834	$(548,946)	$1,962,593	$(392,498)	$1,106,692	$6,063	$1,112,755

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2024	$27,709	$98,621	$(555,350)	$1,572,725	$(429,446)	$714,259	$6,063	$720,322
Net income (loss)	—	—	—	50,377	—	50,377	—	50,377
Other comprehensive income (loss)	—	—	—	—	20,336	20,336	—	20,336
Stock-based compensation	—	(24,307)	22,408	—	—	(1,899)	—	(1,899)
Treasury stock purchases	—	—	(10,008)		—	(10,008)	—	(10,008)
Balance, March 31, 2025	$27,709	$74,314	$(542,950)	$1,623,102	$(409,110)	$773,065	$6,063	$779,128

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2026 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results for interim periods are not necessarily indicative of annual results.

Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies where our equity ownership interest ranges from 20% and 50% and we exercise significant influence without control over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are presented in other noncurrent assets on our balance sheet. All significant intercompany accounts and transactions have been eliminated.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, tariffs and retaliatory tariffs, U.S. economic and monetary policies, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three-month periods ended March 31, 2026 and 2025.

As of March 31, 2026, our allowance for credit losses was $4.7 million for accounts receivable and $0.5 million for other receivables. As of December 31, 2025, our allowance for credit losses was $1.6 million for accounts receivable and $0.5 million for other receivables. Our allowance for credit losses for the three months ended March 31, 2026, increased when compared to the same period in the prior year primarily due to a reserve taken in the first quarter of 2026 related to a dispute with a customer regarding a value-added tax in Ghana.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flow. During the three-month period ended March 31, 2026, we wrote off $0.2 million in financial assets and during the three-month period ended March 31, 2025, we wrote off less than $0.1 million in financial assets.

Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2026. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three-month period ended March 31, 2026. In the three-month period ended March 31, 2025, we recorded an increase to our inventory reserve related to a write-down of $10 million associated with our theme park ride business in our Manufactured Products segment. Our inventory reserve was $47 million and $48 million as of March 31, 2026 and December 31, 2025, respectively.

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

We capitalize interest on assets where the construction period is anticipated to be more than three months. We do not allocate general administrative costs to capital projects. We did not capitalize interest in the three-month periods ended March 31, 2026 and 2025 related to capital projects. We had construction in progress of $41 million and $67 million as of March 31, 2026 and December 31, 2025, respectively, primarily related to projects in our Subsea Robotics and Offshore Projects Group (“OPG”) segments.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three-month periods ended March 31, 2026 and 2025.

For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

For additional information regarding right-of-use operating lease assets, see “Leases” below.

Cloud-Based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the three-month periods ended March 31, 2026 and 2025, we capitalized $7.0 million and $1.7 million, respectively, of deferred software implementation costs related to cloud computing arrangements, including $0.3 million and less than $0.1 million respectively, of interest.

Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three-month periods ended March 31, 2026 and 2025.

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

We account for significant fixed-price contracts, primarily within our Manufactured Products segment, and to a lesser extent in our OPG and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

We have elected to recognize the cost of freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.

In our service-based business lines, we principally charge on a dayrate basis for services provided. In our product-based business lines, predominantly in our Manufactured Products segment, we recognize revenue and profit using the percentage-of-completion method and exclude uninstalled materials and significant inefficiencies from the measure of progress.

While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three months ended March 31, 2026, we recognized projected losses of $2.6 million for contracts in our Manufactured Products segment. During the three months ended March 31, 2025, we recognized projected losses of $2.9 million for contracts in our Manufactured Products segment. There could be adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

As a lessor, we lease certain types of equipment, often providing services at the same time. These leases can be priced on a dayrate or lump-sum basis for periods ranging from a few days to multi-year contracts. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our customers’ discretion. These leases generally do not contain options to purchase, material restrictions or covenants that impact our accounting for leases.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $0.7 million and $1.1 million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2026 and 2025, respectively. Those amounts are included as a component of other income (expense), net in our consolidated statement of operations.

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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended
(in thousands)	Mar 31, 2026	Mar 31, 2025
Business Segment:
Energy
Subsea Robotics	$214,273	$205,976
Manufactured Products	143,648	135,037
Offshore Projects Group	135,376	164,941
Integrity Management & Digital Solutions	67,884	71,418
Total Energy	561,181	577,372
Aerospace and Defense Technologies	131,248	97,151
Total	$692,429	$674,523

Geographic Operating Areas:
Foreign:
Africa	$94,923	$124,534
United Kingdom	78,721	61,877
Norway	69,981	54,748
Brazil	61,474	62,159
Asia and Australia	59,653	53,549
Other	32,910	22,229
Total Foreign	397,662	379,096
United States	294,767	295,427
Total	$692,429	$674,523

Timing of Transfer of Goods or Services:
Revenue recognized over time	$644,135	$626,476
Revenue recognized at a point in time	48,294	48,047
Total	$692,429	$674,523

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2026	Mar 31, 2025
Total contract assets, beginning of period	$216,808	$275,280
Revenue accrued	632,895	607,903
Amounts billed	(625,296)	(613,886)
Total contract assets, end of period	$224,407	$269,297

Total contract liabilities, beginning of period	$115,033	$140,697
Deferrals of milestone payments	58,687	35,713
Recognition of revenue for goods and services	(58,886)	(70,199)
Total contract liabilities, end of period	$114,834	$106,211

Performance Obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $391 million. In arriving at this value, we used two expedients available to us and are not disclosing amounts for performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $342 million over the next 12 months, $48 million within the next 24 months, and we expect to recognize substantially all of the remaining balance of $1.2 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2026. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2026 and 2025 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2026, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $4.7 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively. For the three-month periods ended March 31, 2026 and 2025, we recorded amortization expense of $0.7 million and $1.0 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2026 and 2025 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, changes in permanent book and tax differences, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $10 million and $11 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of March 31, 2026 and December 31, 2025, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. We have ongoing tax audits and judicial appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the three-month period ended March 31, 2026, and there was no material impact on our consolidated financial statements.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2026	Dec 31, 2025
Inventory, net:
Manufactured Products	$111,912	$105,908
Subsea Robotics	83,535	83,520
Other inventory	12,786	12,167
Total	$208,233	$201,595

Accrued liabilities:
Payroll and related costs	$157,488	$186,433
Current operating lease liability	128,813	128,453
Income taxes payable	43,799	43,828
Accrued job costs	43,049	37,769
Accrued interest	5,000	12,500
Other	59,957	62,988
Total	$438,106	$471,971

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2026	Dec 31, 2025
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(11,187)	(12,583)
Long-term debt	$488,813	$487,417

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures), and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three-month periods ended March 31, 2026 and 2025, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of March 31, 2026, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus half of 1% and (C)

Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Revolving Credit Agreement) for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, depending on utilization of the Revolving Credit Facility.

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of March 31, 2026 and December 31, 2025, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility does not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of March 31, 2026, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of March 31, 2026, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three-month periods ended March 31, 2026 and 2025, we amortized $0.5 million to interest expense in each period.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three-month periods ended March 31, 2026 and 2025, we amortized $1.1 million and $1.0 million, respectively, to interest expense.

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

Financial Instruments and Risk Concentration. In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless we have an underlying exposure. Other financial instruments that potentially subject us to concentration of credit risk are principally cash and cash equivalents and accounts receivable.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $502 million as of March 31, 2026, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase Angolan central bank (Banco Nacional de Angola) bonds. These bonds are denominated in U.S. dollars, so that, upon payment of semi-annual interest and principal upon maturity, payment will be made in U.S. dollars. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our consolidated balance sheets as of March 31, 2026 and December 31, 2025. We did not sell any of our Angolan bonds in the three-month periods ended March 31, 2026 and 2025. We estimated the fair market value of the Angolan bonds to be $7.0 million as of March 31, 2026 and 2025, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specifically, we billed $3.3 million and received $3.2 million of accounts receivable in the first quarter of 2026. As of March 31, 2026, we had outstanding contract assets of approximately $2.5 million for the contract and contract liabilities of less than $0.1 million prepaid for storage of components. As of December 31, 2025, we had outstanding contract assets of approximately $1.7 million for the contract and contract liabilities of $0.4 million prepaid for storage of components. During the first quarter of 2025, the customer restarted portions of this project, including the scope for our Manufactured Products segment. In January 2026, the customer announced a full restart of all activities in Mozambique, including this project.

8.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN

Earnings (Loss) per Share. For each period presented, the only difference between our calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units and beginning in 2026, also performance stock units. In periods where we have a net loss, the effect of our outstanding restricted stock units is anti-dilutive and therefore does not increase our diluted shares outstanding.

For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) in our consolidated statements of operations.

Share-Based Compensation. Annually, the Compensation Committee of our Board of Directors (the “Compensation Committee”) issues to certain of our key executives and employees annual long-term incentive awards of restricted stock units, which are settled in shares of our common stock, and performance-based award of performance units, which were paid in cash prior to the 2026 awards and in shares of our common stock beginning with the 2026 awards.

In addition, grants of restricted stock are issued to our nonemployee directors and generally vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

Restricted Stock Units. Each restricted unit awarded prior to February 2026, generally vested in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The remainder of the grants made to employees can vest pro rata over three years, provided the individual meets certain age and years of service requirements.

Beginning in February 2026, the Compensation Committee approved grants of restricted stock unit awards that will vest ratably on each of the first, second and third anniversary of the grant date.

We estimate that share-based compensation costs not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $26 million as of March 31, 2026. This expense is generally being recognized on a straight-line basis over the applicable vesting period.

For each of the restricted stock units granted in 2023 through March 31, 2026, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2026 and December 31, 2025, respective totals of 1,845,776 and 1,902,174 shares of restricted stock and restricted stock units were outstanding.

Performance Stock Units. Beginning in February 2026, the Compensation Committee approved awards of stock-denominated performance stock units instead of cash-denominated performance units. To the extent earned, performance stock units will be settled in shares of our common stock, rather than in cash as has been the case for performance units awarded in prior years.

We estimate that share-based compensation cost not yet recognized related to shares of performance stock units, was $10 million as of March 31, 2026. This expense is generally being recognized on a straight-line basis over the applicable vesting period.

For each of the performance stock units granted as of March 31, 2026, the grantee will be issued one share of our common stock for each unit vested three years after grant. As of March 31, 2026, 359,402 shares of performance stock units were outstanding.

Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for $100 million through December 31, 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. In the year ended December 31, 2025, we repurchased 1.8 million shares for approximately $40 million. During the three-month period ended March 31, 2026, we did not repurchase any shares. From the inception of this program through March 31, 2026, we have repurchased approximately 4.6 million shares of our common stock for a total cost of approximately $161 million. As of March 31, 2026, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

9.        BUSINESS SEGMENT INFORMATION

We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, and manufacturing industries. Our five reportable segments are Subsea Robotics, Manufactured Products, Offshore Projects Group, Integrity Management & Digital Solutions and Aerospace and Defense Technologies.

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

Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units, performance stock units, and bonuses, as well as other general expenses, including corporate administrative expenses.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2025. The tables that follow present information about our business segments, as well as the Unallocated Expenses category, and include a reconciliation to income (loss) before income taxes:

	For the Three Months Ended March 31, 2026
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$214,273	$143,648	$135,376	$67,884	$131,248	$—	$692,429
Cost of services and products	144,333	107,642	106,967	61,187	114,879	30,151	565,159
Selling, general and administrative [1]	14,432	9,921	10,065	7,695	8,258	19,111	69,482
Operating income (loss)	55,508	26,085	18,344	(998)	8,111	(49,262)	57,788
Interest income	—	—	—	—	—	5,061	5,061
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,105)	(9,105)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	277	277
Other income (expense), net	—	—	—	—	—	808	808
Income (loss) before income taxes	$55,508	$26,085	$18,344	$(998)	$8,111	$(52,221)	$54,829

Depreciation and amortization	$13,718	$2,774	$4,755	$1,942	$1,006	$2,976	$27,171
Capital expenditures, including business acquisitions	$8,523	$1,082	$2,401	$2,241	$1,347	$1,811	$17,405

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	March 31, 2026
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$557,385	$382,475	$487,980	$138,841	$159,042	$917,472	$2,643,195
Property and Equipment, Net	$209,683	$60,128	$140,614	$14,417	$8,744	$11,344	$444,930
Goodwill	$23,893	$—	$—	$16,439	$10,454	$—	$50,786

	For the Three Months Ended March 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$205,976	$135,037	$164,941	$71,418	$97,151	$—	$674,523
Cost of services and products	133,562	117,667	120,063	60,888	79,493	27,839	539,512
Selling, general and administrative [1]	12,782	8,703	9,212	7,068	6,993	16,781	61,539
Operating income (loss)	59,632	8,667	35,666	3,462	10,665	(44,620)	73,472
Interest income	—	—	—	—	—	3,644	3,644
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,075)	(9,075)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	362	362
Other income (expense), net	—	—	—	—	—	975	975
Income (loss) before income taxes	$59,632	$8,667	$35,666	$3,462	$10,665	$(48,714)	$69,378

Depreciation and amortization	$11,736	$2,650	$4,689	$1,730	$833	$2,810	$24,448
Capital expenditures, including business acquisitions	$18,916	$784	$4,295	$1,451	$600	$42	$26,088

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	March 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$493,890	$345,894	$502,808	$128,670	$144,178	$659,583	$2,275,023
Property and Equipment, Net	$208,303	$61,828	$127,900	$16,005	$6,805	$11,094	$431,935
Goodwill	$23,557	$—	$—	$16,162	$10,454	$—	$50,173

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $23 million and $21 million in the three-month periods ended March 31, 2026 and 2025, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization, was $4.3 million and $3.8 million in the three-month periods ended March 31, 2026 and 2025, respectively.

Assets, Property and Equipment, Net and Goodwill

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from currency exchange rate changes for March 31, 2026 and 2025.

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
•our tax payments and projected capital expenditures for 2026;
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
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2025. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2025.

Overview of our Results
Our diluted earnings (loss) per share for the three-month period ended March 31, 2026 were $0.36, as compared to $0.49 for the corresponding period of the prior year. Our operating results for the three months ended March 31, 2026, as compared to the corresponding period of the prior year, decreased by 21% on a 3% increase in revenue. Our first quarter 2026 results unfolded largely as expected, driven by strong activity levels in our Aerospace and Defense Technologies (“ADTech”) segment. All of our energy segments produced results that were consistent with expectations, with the exception of our Integrity Management & Digital Solutions (“IMDS”) segment, which was impacted by the conflict in the Middle East.

Consistent with recent years, our cash balance declined during the first quarter of 2026. We utilized $59 million of cash in operating activities along with $8.0 million of cash for maintenance capital expenditures and $9.4 million for growth capital expenditures in the first quarter of 2026. These items were the largest contributors to our $81 million cash reduction during the first quarter of 2026,as compared to a $116 million cash reduction during the first quarter of 2025.

Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries ADTech. Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, OPG and IMDS. We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units, performance stock units, and bonuses, as well as other general expenses, including corporate administrative expenses.

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2026	Mar 31, 2025
Revenue	$692,429	$674,523
Operating Income (Loss)	57,788	73,472
Operating Income (Loss) %	8%	11%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. Notably, however, the first quarter of 2025 represented a positive exception to this pattern. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of remotely operated vehicles (“ROVs”) we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drill support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2026	Mar 31, 2025
Subsea Robotics
Revenue	$214,273	$205,976
Operating Income (Loss)	55,508	59,632
Operating Income (Loss) %	26%	29%
ROV Days Available	22,500	22,500
ROV Days Utilized	13,674	15,093
ROV Utilization	61%	67%

Manufactured Products
Revenue	143,648	135,037
Operating Income (Loss)	26,085	8,667
Operating Income (Loss) %	18%	6%
Backlog at End of Period	492,000	543,000

Offshore Projects Group
Revenue	135,376	164,941
Operating Income (Loss)	18,344	35,666
Operating Income (Loss) %	14%	22%

Integrity Management & Digital Solutions
Revenue	67,884	71,418
Operating Income (Loss)	(998)	3,462
Operating Income (Loss) %	(1)%	5%

Total Energy
Revenue	$561,181	$577,372
Operating Income (Loss)	98,939	107,427
Operating Income (Loss) %	18%	19%

Subsea Robotics. We believe we are the world's largest provider of ROV services and this business segment is the largest contributor to our Energy business operating income. Our ROV business, within our Subsea Robotics segment, reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our ROV tooling provides an additional operational interface between an ROV and equipment located subsea. Our survey services business provides survey, positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
ROV	79%	79%

Other	21%	21%

During the first quarter of 2026, Subsea Robotics revenue increased as compared to the corresponding period of the prior year primarily due to higher average revenue per day in 2026, reflecting a mix of improved pricing and non-recurring benefits. During the first quarter of 2026, Subsea Robotics operating income decreased as compared to the corresponding period of the prior year primarily as a result of a decrease in ROV utilization, along with changes in the geographic mix and increased operating costs.

Fleet utilization was 61% in the three-month period ended March 31, 2026 as compared to 67% for the three-month period ended March 31, 2025. For the three-month period ended March 31, 2026, there was a decrease in ROV days utilized, primarily in the U.S. Gulf, when compared to the corresponding period in the prior year. Our ROV fleet use during the first quarter of 2026 was 67% in drill support and 33% in vessel-based activity, as compared to 62% in drill support and 38% in vessel-based activity in the first quarter of 2025. For each of the periods presented, we had a fleet of 250 work-class ROVs.

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

Our Manufactured Products operating results in the first quarter of 2026 improved on higher revenue as compared to the corresponding period in the prior year primarily due to continued execution of higher-margin backlog and strong performance in our rotator products, partially offset with lower activity and changes in project mix in our Grayloc business. Additionally, we recorded an inventory reserve of $10 million in the first quarter of 2025 related to our theme park ride business.

Our Manufactured Products backlog was $492 million as of March 31, 2026 compared to $543 million as of March 31, 2025, with the decrease reflecting the timing of awards. Our book-to-bill ratio was 0.91 for the trailing 12 months ended March 31, 2026, as compared to 0.90 for the trailing 12 months ended March 31, 2025.

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

Our OPG operating results decreased in the first quarter of 2026 as compared to the corresponding period of the prior year, on lower revenue. These declines are primarily due to an unusually strong first quarter of 2025, with the first quarter of 2026 reflecting more typical seasonality in the U.S. Gulf and decreased activity internationally.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of five long-term charters as of March 31, 2026: one that began in 2024, two that began in 2023, and two that began in 2022. We signed extensions in the third quarter of 2025 for three of these long-term vessel charters that began in the first quarter of 2026. These charters have staggered maturity dates with none extending past the first quarter of 2029. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

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

Our IMDS operating results for the first quarter of 2026 were lower on decreased revenue, as compared to the corresponding period of the prior year primarily due to lower activity in Africa and Australia.

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

Revenue and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2026	Mar 31, 2025
Revenue	$131,248	$97,151
Operating Income (Loss)	8,111	10,665
Operating Income (Loss) %	6%	11%

Our ADTech segment revenue for the first quarter of 2026 increased as compared to the corresponding period of the prior year primarily due to increased activity and margins in our Oceaneering Technologies (“OTECH”) and Marine Services Division. Our ADTech segment operating results for the first quarter of 2026 decreased as compared to the corresponding period of the prior year primarily due to a one-time accrual recorded in connection with an agreement in principle with an ADTech customer to resolve a previously disclosed contract dispute. In the first quarter of 2026, we recorded $6.8 million in expense and recognized related current and long‑term liabilities based on the proposed repayment schedule. Offsetting this amount was the release of a $1.3 million accrual that was recorded in a previous period related to the same matter. Although the agreement is subject to final approval by both parties, based on the information currently available, we do not expect any additional material obligations related to this matter. We anticipate settling our obligation over the life of the associated multi-year contract.

Unallocated Expenses

Our Unallocated Expenses (i.e., those not associated with a specific business segment) within operating expense consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2026	Mar 31, 2025
Operating expenses	$(49,262)	$(44,620)
Operating expenses % of revenue	7%	7%

Our unallocated operating expenses for the first quarter of 2026 were higher as compared to the corresponding period of the prior year primarily due to higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended
(in thousands)	Mar 31, 2026	Mar 31, 2025
Interest income	$5,061	$3,644
Interest expense, net of amounts capitalized	(9,105)	(9,075)
Equity in income (losses) of unconsolidated affiliates	277	362
Other income (expense), net	808	975
Provision (benefit) for income taxes	18,722	19,001

Interest income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 increased primarily due to higher average interest-earnings cash balances in 2026.

In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three months ended March 31, 2026 as compared to the corresponding period of the prior year was relatively flat. We recorded capitalized interest of $0.3 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, related to the planned implementation of our new enterprise resource planning system.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2026 and 2025, we incurred foreign currency transaction gains (losses) of $0.7 million and $1.1 million, respectively, primarily resulting from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2026 and 2025 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, changes in permanent book and tax differences, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

As of March 31, 2026, we had working capital of $788 million, including cash and cash equivalents of $607 million. Additionally, as of March 31, 2026, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indenture governing the 2028 Senior Notes (defined below) generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes (defined below). From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. We can provide no assurance as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2026	Mar 31, 2025
Changes in Cash:
Net Cash Used in Operating Activities	$(59,118)	$(80,718)
Net Cash Used in Investing Activities	(15,329)	(24,305)
Net Cash Used in Financing Activities	(8,794)	(15,615)
Effect of exchange rates on cash	1,837	5,106
Net Increase (Decrease) in Cash and Cash Equivalents	$(81,404)	$(115,532)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2026	Mar 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$36,107	$50,377
Non-cash items, net	36,339	38,877
Accounts receivable and contract assets	(70,957)	(61,266)
Inventory	(6,638)	(8,280)
Current liabilities	(32,840)	(90,411)
Other changes	(21,129)	(10,015)
Net Cash Provided by (Used in) Operating Activities	$(59,118)	$(80,718)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2026 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the three months ended March 31, 2026 was primarily due to higher activity and related increases in our Manufactured Products inventory. The decrease in cash related to current liabilities in the three months ended March 31, 2026 reflects the timing of vendor payments and payout of incentive compensation accruals.

Investing activities

Our capital expenditures of $17 million were lower during the first three months of 2026, as compared to $26 million in the first three months of 2025, primarily due to higher capital expenditures in our Subsea Robotics segment in the first quarter of 2025 related to our survey services business.

In 2026, we expect our organic capital expenditures to total between $105 million to $115 million, exclusive of business acquisitions, which we expect to fund using our available cash.

Financing activities

In the three months ended March 31, 2026 and 2025, we used $8.8 million and $16 million, respectively, of cash in financing activities primarily due to the payment of tax withholding related to vesting of stock awards in both periods and the repurchase of approximately 0.5 million shares of our common stock for approximately $10 million in the three months ended March 31, 2025.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). As of March 31, 2026, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes. We pay interest on the

2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the three months ended March 31, 2026 and 2025, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of March 31, 2026, we had $215 million of unused commitments under our Revolving Credit Facility. As of March 31, 2026, we were in compliance with all of the financial covenants set for in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

Share Repurchase Program. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under this program, which has no expiration date, we repurchased 2.0 million shares of our common stock for approximately $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. In the year ended December 31, 2025, we repurchased 1.8 million shares for approximately $40 million. In the three months ended March 31, 2026, we did not repurchase any shares. From the inception of this program through March 31, 2026, we have repurchased approximately 4.6 million shares of our common stock for a total cost of approximately $161 million. As of March 31, 2026, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2026, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Significant Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2025, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of March 31, 2026, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes using a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flow.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the Brazilian real, Norwegian kroner and United Kingdom pound sterling could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets. We recorded net adjustments to our equity accounts of $3.6 million and $20 million in the three-month periods ended March 31, 2026 and 2025, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $0.7 million and $1.1 million in the three-month periods ended March 31, 2026 and 2025, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this quarterly report, which discussion we incorporate by reference into this Item.

Item 5.         Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
	10.01 †	2026 Annual Cash Bonus Award Program Summary
	10.02 †	Form of Restricted Stock Unit Award Agreement
	10.03 †	Form of Performance Stock Unit Award Agreement
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 23, 2026	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 23, 2026	/S/ MICHAEL W. SUMRULD
Date	Michael W. Sumruld
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 23, 2026	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)