Form 10-Q
period 2026-09-30
OCEANEERING INTERNATIONAL INC
filed 2026-10-22
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 16, 2026: 99,428,607

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2026	Dec 31, 2025
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$734,941	$688,874
Accounts receivable, net	449,235	308,488
Contract assets, net	215,117	216,808
Inventory, net	177,341	201,595
Other current assets	114,570	96,635
Total Current Assets	1,691,204	1,512,400
Property and equipment, at cost	2,155,469	2,174,535
Less accumulated depreciation	1,714,758	1,722,842
Net property and equipment	440,711	451,693
Other Assets:
Goodwill	50,929	51,023
Deferred tax assets	167,725	173,133
Other noncurrent assets	157,560	129,254
Right-of-use operating lease assets	267,317	349,751
Total other assets	643,531	703,161
Total Assets	$2,775,446	$2,667,254
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$166,664	$174,722
Accrued liabilities	467,883	471,971
Contract liabilities	135,302	115,033
Total current liabilities	769,849	761,726
Long-term debt	491,417	487,417
Long-term operating lease liabilities	204,617	257,269
Other long-term liabilities	82,681	84,179
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	66,190	80,454
Treasury stock; 11,405,481 and 11,473,997 shares, at cost	(561,607)	(567,981)
Retained earnings	2,080,226	1,926,486
Accumulated other comprehensive loss	(390,208)	(396,068)
Oceaneering shareholders' equity	1,222,310	1,070,600
Noncontrolling interest	4,572	6,063
Total equity	1,226,882	1,076,663
Total Liabilities and Equity	$2,775,446	$2,667,254

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$784,554	$742,898	$2,245,167	$2,115,582
Cost of services and products	619,996	590,166	1,796,357	1,679,412
Gross margin	164,558	152,732	448,810	436,170
Selling, general and administrative expense	72,405	66,224	210,632	197,001
Income (loss) from operations	92,153	86,508	238,178	239,169
Interest income	5,789	3,704	15,754	10,365
Interest expense, net of amounts capitalized	(8,755)	(9,381)	(26,316)	(27,928)
Equity in income (losses) of unconsolidated affiliates	357	97	1,844	770
Gain (loss) on extinguishment of debt	(19,034)	—	(19,034)	—
Other income (expense), net	(1,439)	(1,021)	(449)	5,325
Income (loss) before income taxes	69,071	79,907	209,977	227,701
Provision (benefit) for income taxes	16,509	8,618	57,728	51,593
Net income (loss)	52,562	71,289	152,249	176,108
Net income (loss) attributable to noncontrolling interest	(56)	—	(1,491)	—
Net income (loss) attributable to Oceaneering	$52,618	$71,289	$153,740	$176,108

Weighted-average shares outstanding
Basic	99,504	100,022	99,570	100,439
Diluted	100,805	101,057	100,714	101,446
Earnings (loss) per share
Basic	$0.53	$0.71	$1.54	$1.75
Diluted	$0.52	$0.71	$1.53	$1.74

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$52,562	$71,289	$152,249	$176,108
Other comprehensive income (loss):
Foreign currency translation adjustments	5,201	513	5,860	41,715
Total other comprehensive income (loss)	5,201	513	5,860	41,715
Comprehensive income (loss) including noncontrolling interest	57,763	71,802	158,109	217,823
Comprehensive income (loss) attributable to noncontrolling interest	(56)	—	(1,491)	—
Comprehensive income (loss) attributable to Oceaneering	$57,819	$71,802	$159,600	$217,823

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$152,249	$176,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,178	75,971
Deferred income tax provision (benefit)	6,061	(4,037)
Inventory write-downs	8,323	15,430
Net loss (gain) on extinguishment of debt	19,034	—
Net loss (gain) on sales of property and equipment	108	(2,508)
Noncash compensation	15,766	11,279
Noncash impact of lease accounting	801	(268)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(139,056)	(96,429)
Inventory	15,931	(10,727)
Other operating assets	(17,770)	(22,128)
Capitalized cloud-based service contract costs	(20,288)	(11,424)
Currency translation effect on working capital, excluding cash	659	5,820
Current liabilities	37,022	(29,080)
Other operating liabilities	(896)	(10,275)
Total adjustments to net income (loss)	6,873	(78,376)
Net Cash Provided by (Used in) Operating Activities	159,122	97,732
Cash Flows from Investing Activities:
Purchases of property and equipment	(61,697)	(80,575)
Distributions of capital from unconsolidated affiliates	1,726	2,004
Proceeds from sale of property and equipment	71	8,054
Other investing activities	902	1,999
Net Cash Provided by (Used in) Investing Activities	(58,998)	(68,518)
Cash Flows from Financing Activities:
Net proceeds from issuance of Senior Notes, net of issuance costs	491,142	—
Repurchase of Senior Notes, including tender and redemption costs	(509,277)	—
Issuance costs for revolving credit facility amendment	(3,378)	—
Employer tax withholding on settlement of shares	(8,603)	(5,475)
Purchases of treasury stock	(15,054)	(30,218)
Net Cash Provided by (Used in) Financing Activities	(45,170)	(35,693)
Effect of exchange rates on cash	(355)	14,955
Net Increase (Decrease) in Cash and Cash Equivalents	54,599	8,476
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	688,874	497,516
Cash, Cash Equivalents and Restricted Cash—End of Period	$743,473	$505,992

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2025	$27,709	$80,454	$(567,981)	$1,926,486	$(396,068)	$1,070,600	$6,063	$1,076,663
Net income (loss) attributable to Oceaneering	—	—	—	36,107	—	36,107	—	36,107
Other comprehensive income (loss)	—	—	—	—	3,570	3,570	—	3,570
Stock-based compensation	—	(22,620)	19,035	—	—	(3,585)	—	(3,585)
Balance, March 31, 2026	27,709	57,834	(548,946)	1,962,593	(392,498)	1,106,692	6,063	1,112,755
Net income (loss) attributable to Oceaneering	—	—	—	65,015	—	65,015	—	65,015
Net income (loss) attributable to noncontrolling interest						—	(1,435)	(1,435)
Other comprehensive income (loss)	—	—	—	—	(2,911)	(2,911)	—	(2,911)
Stock-based compensation	—	3,054	2,358	—	—	5,412	—	5,412
Treasury stock purchases, 263,335 shares	—	—	(10,052)		—	(10,052)	—	(10,052)
Balance, June 30, 2026	$27,709	$60,888	$(556,640)	$2,027,608	$(395,409)	$1,164,156	$4,628	$1,168,784
Net income (loss) attributable to Oceaneering	—	—	—	52,618	—	52,618	—	52,618
Net income (loss) attributable to noncontrolling interest						—	(56)	(56)
Other comprehensive income (loss)	—	—	—	—	5,201	5,201	—	5,201
Stock-based compensation	—	5,302	35	—	—	5,337	—	5,337
Treasury stock purchases, 101,038 shares	—	—	(5,002)		—	(5,002)	—	(5,002)
Balance, September 30, 2026	$27,709	$66,190	$(561,607)	$2,080,226	$(390,208)	$1,222,310	$4,572	$1,226,882

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2024	$27,709	$98,621	$(555,350)	$1,572,725	$(429,446)	$714,259	$6,063	$720,322
Net income (loss) attributable to Oceaneering	—	—	—	50,377	—	50,377	—	50,377
Other comprehensive income (loss)	—	—	—	—	20,336	20,336	—	20,336
Stock-based compensation	—	(24,307)	22,408	—	—	(1,899)	—	(1,899)
Treasury stock purchases, 479,154 shares	—	—	(10,008)		—	(10,008)	—	(10,008)
Balance, March 31, 2025	27,709	74,314	(542,950)	1,623,102	(409,110)	773,065	6,063	779,128
Net income (loss) attributable to Oceaneering	—	—	—	54,442	—	54,442	—	54,442
Other comprehensive income (loss)	—	—	—	—	20,866	20,866	—	20,866
Stock-based compensation	—	(709)	4,503	—	—	3,794	—	3,794
Treasury stock purchases, 471,759 shares	—	—	(10,106)		—	(10,106)	—	(10,106)
Balance, June 30, 2025	$27,709	$73,605	$(548,553)	$1,677,544	$(388,244)	$842,061	$6,063	$848,124
Net income (loss) attributable to Oceaneering	—	—	—	71,289	—	71,289	—	71,289
Other comprehensive income (loss)	—	—	—	—	513	513	—	513
Stock-based compensation	—	3,646	263	—	—	3,909	—	3,909
Treasury stock purchases, 440,814 shares	—	—	(10,104)		—	(10,104)	—	(10,104)
Balance, September 30, 2025	$27,709	$77,251	$(558,394)	$1,748,833	$(387,731)	$907,668	$6,063	$913,731

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2026 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025. The results for interim periods are not necessarily indicative of annual results.

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

Restricted Cash. Restricted cash includes certain cash collateral balances that are contractually restricted to usage or withdrawal. As of September 30, 2026, we had $8.5 million of restricted cash recorded in other current assets to collateralize outstanding letters of credit and corporate credit cards with one of our financial institutions.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, tariffs and retaliatory tariffs, U.S. economic and monetary policies, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three- and nine-month periods ended September 30, 2026 and 2025.

As of September 30, 2026, our allowance for credit losses was $1.5 million for accounts receivable and $0.6 million for other receivables. As of December 31, 2025, our allowance for credit losses was $1.6 million for accounts receivable and $0.5 million for other receivables.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flow. During the three- and nine-month periods ended September 30, 2026, we wrote off $0.2 million and $3.5 million, respectively, in financial assets primarily related to a dispute with a customer regarding a value-added tax in Ghana that we had reserved in the first quarter of 2026. During the three- and nine-month periods ended September 30, 2025, we wrote off less than $0.1 million in financial assets.

Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of September 30, 2026. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. In the nine-month period ended September 30, 2026, we recorded a $7.5 million increase to our inventory reserve related to write-downs associated with our theme park ride business in our Manufactured Products segment. In the nine-month period ended September 30, 2025, we recorded a $13 million increase to our inventory reserve associated with our theme park ride business in our Manufactured Products segment. Our inventory reserve was $52 million and $48 million as of September 30, 2026 and December 31, 2025, respectively.

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

We capitalize interest on assets where the construction period is anticipated to be more than three months. We do not allocate general administrative costs to capital projects. We did not capitalize interest in the three- and nine-month periods ended September 30, 2026 and 2025 related to capital projects. We had construction in progress of $45 million and $67 million as of September 30, 2026 and December 31, 2025, respectively, primarily related to projects in our Subsea Robotics, Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and nine-month periods ended September 30, 2026 and 2025.

For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

For additional information regarding right-of-use operating lease assets, see “Leases” below.

Cloud-Based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the three- and nine-month periods ended September 30, 2026, we capitalized $5.7 million and $20 million, respectively, of deferred software implementation costs related to cloud computing arrangements, including $0.6 million and $1.4 million, respectively, of interest. In the three- and nine-month periods ended September 30, 2025, we capitalized $7.2 million and $11 million, respectively, of deferred software implementation costs related to cloud computing arrangements, including $0.1 million and $0.2 million, respectively, of interest.

Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and nine-month periods ended September 30, 2026 and 2025.

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

We account for significant fixed-price contracts, primarily within our Manufactured Products segment, and to a lesser extent in our OPG and ADTech segments, by recognizing revenue over time using the cost-to-cost input method. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

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

While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and nine-month periods ended September 30, 2026, we recognized projected losses of $0.1 million and $3.6 million, respectively, for contracts in our Manufactured Products segment. During the nine-month period ended September 30, 2025, we recognized projected losses of $3.8 million for contracts in our Manufactured Products segment (representing a decrease of $0.8 million for the three-month period ended September 30, 2025), primarily due to successful negotiations with one of our customers. There could be adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(2.1) million and $(0.3) million, respectively, of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2026 and $(1.0) million and $5.5 million, respectively, in the three- and nine-month periods ended September 30, 2025. Those amounts are included as a component of other income (expense), net in our consolidated statement of operations.

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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Business Segment:
Energy
Subsea Robotics	$232,995	$218,767	$679,284	$643,529
Manufactured Products	168,156	156,395	460,834	436,566
Offshore Projects Group	172,523	171,046	490,742	485,268
Integrity Management & Digital Solutions	75,806	70,781	214,534	217,566
Total Energy	649,480	616,989	1,845,394	1,782,929
Aerospace and Defense Technologies	135,074	125,909	399,773	332,653
Total	$784,554	$742,898	$2,245,167	$2,115,582

Geographic Operating Areas:
Foreign:
Africa	$101,368	$104,673	$299,187	$326,556
United Kingdom	112,033	88,747	299,121	224,897
Norway	73,561	68,143	227,271	188,887
Brazil	64,050	59,314	192,483	184,209
Asia and Australia	63,099	60,407	189,575	174,392
Other	41,199	23,792	111,474	69,681
Total Foreign	455,310	405,076	1,319,111	1,168,622
United States	329,244	337,822	926,056	946,960
Total	$784,554	$742,898	$2,245,167	$2,115,582

Timing of Transfer of Goods or Services:
Revenue recognized over time	$735,842	$693,247	$2,094,162	$1,966,069
Revenue recognized at a point in time	48,712	49,651	151,005	149,513
Total	$784,554	$742,898	$2,245,167	$2,115,582

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Nine Months Ended
(in thousands)	Sep 30, 2026	Sep 30, 2025
Total contract assets, beginning of period	$216,808	$275,280
Revenue accrued	2,132,596	1,993,137
Amounts billed	(2,134,287)	(1,999,005)
Total contract assets, end of period	$215,117	$269,412

Total contract liabilities, beginning of period	$115,033	$140,697
Deferrals of milestone payments	128,223	103,119
Recognition of revenue for goods and services	(107,954)	(125,892)
Total contract liabilities, end of period	$135,302	$117,924

Performance Obligations

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $415 million. In arriving at this value, we used two expedients available to us and are not disclosing amounts for performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $344 million over the next 12 months, $71 million thereafter through the next 24 months, and we expect to recognize substantially all of the remaining balance of $0.1 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2026. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and nine-month periods ended September 30, 2026 and 2025 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of September 30, 2026, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $2.8 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively. For the three- and nine-month periods ended September 30, 2026, we recorded amortization expense of $1.0 million and $2.7 million, respectively. For the three- and nine-month periods ended September 30, 2025, we recorded amortization expense of $0.7 million and $2.2 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2026 and 2025 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, changes in permanent book and tax differences, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $6.7 million and $11 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of September 30, 2026 and December 31, 2025, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. We have ongoing tax audits and judicial appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the three- and nine-month periods ended September 30, 2026, and there was no material impact on our consolidated financial statements.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2026	Dec 31, 2025
Inventory, net:
Manufactured Products	$78,700	$105,908
Subsea Robotics	84,374	83,520
Other inventory	14,267	12,167
Total	$177,341	$201,595

Other current assets:
Prepaid expenses	$99,038	$89,635
Restricted cash	8,532	—
Angolan bonds	7,000	7,000
Total	$114,570	$96,635

Accrued liabilities:
Payroll and related costs	$190,156	$186,433
Current operating lease liability	99,553	128,453
Income taxes payable	49,750	43,828
Accrued job costs	55,414	37,769
Accrued interest	8,310	12,500
Other	64,700	62,988
Total	$467,883	$471,971

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2026	Dec 31, 2025
6.000% Senior Notes due 2028	$—	$500,000
6.875% Senior Notes due 2034	500,000	—
Unamortized discount and debt issuance costs	(8,583)	(12,583)
Long-term debt	$491,417	$487,417

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and formed a single series with such notes. We paid interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes were scheduled to mature on February 1, 2028, but were repurchased in the Tender Offer (as defined below) or redeemed in accordance with their terms as described below.

On July 6, 2026, we repurchased approximately $397 million principal amount of the 2028 Senior Notes for approximately $414 million, inclusive of accrued and unpaid interest, in the Tender Offer. On June 25, 2026, we delivered a conditional notice to the holders of the 2028 Senior Notes that we had elected to redeem all of the remaining principal amount outstanding of the 2028 Senior Notes on July 25, 2026 (the “Redemption Date”), pursuant to our optional redemption right under the indenture governing the 2028 Senior Notes. The redemption was conditioned on the completion of an offering of senior notes in an aggregate principal amount that results in gross proceeds to Oceaneering of at least $500 million, which condition was satisfied on July 6, 2026, in connection with the issuance of the 2034 Senior Notes (as defined below). The redemption price was equal to 100% of the principal amount of the 2028 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” The make-whole premium of $1.9 million, costs associated with the Tender Offer of $7.3 million and the write-off of the unamortized discount and debt issuance costs of $9.8 million were recognized during the third quarter of 2026 related to the July 2026 debt repurchase, Tender Offer and redemption. These amounts were recorded in Loss on Extinguishment of Debt in our consolidated statements of operations during the three-month period ended September 30, 2026.

2034 Senior Notes. On July 6, 2026, we completed a private placement of $500 million aggregate principal amount of 6.875% Senior Notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under an Indenture, dated November 21, 2014 (the “Base Indenture”), between Oceaneering and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a Fourth Supplemental Indenture, dated July 6, 2026, between Oceaneering and the Trustee (the “Fourth Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We will pay interest on the 2034 Senior Notes on January 15 and July 15 of each year, commencing on January 15, 2027. The 2034 Senior Notes are scheduled to mature on July 15, 2034. The indenture governing the 2034 Senior Notes generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility (as defined below)) to the greater of (x) $350 million and (y) 100% of our EBITDA (as defined in such indenture). We may redeem some or all of the 2034 Senior Notes at specified redemption prices. We received proceeds from the offering of the 2034 Senior Notes of approximately $491 million, after initial purchasers’ discounts and offering expenses. We used the net proceeds from the 2034 Senior Notes, together with cash on hand, to fund our offer to purchase (the “Tender Offer”) and the redemption of the remaining 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, and Amendment No. 2, dated July 6, 2026, the “Revolving Credit Agreement”). Amendment No. 2 modified the existing Revolving Credit Agreement to, among other things, (i) increase the aggregate commitments of the lenders under the Revolving Credit Facility from $215 million to $345 million (the “Revolving Credit Facility”), with a $150 million sublimit for the issuance of letters of credit, (ii) extend the scheduled maturity date of the commitments under the Revolving Credit Facility from April 8, 2027 to July 7, 2031 and (iii) reduce the applicable margin on loans under the Revolving Credit Facility from varying from 1.25% to 2.25% to 1.00% to 2.00% in the case of Base Rate loans and from varying from 2.25% to 3.25% to 2.00% to 3.00% in the case of Term SOFR loans, in each case, depending on the Consolidated Net Leverage Ratio. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of September 30, 2026, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is 3.25 to 1.00. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00. Availability under the Revolving Credit Facility may be limited by these financial covenants. The indenture governing the 2034 Senior Notes generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to the greater of (x) $350 million and (y) 100% of our EBITDA (as defined in such indenture). In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of September 30, 2026, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes. These costs, net of accumulated amortization, were included as a reduction of long-term debt in our consolidated balance sheet. We were amortizing these costs to interest expense through the maturity date for the 2028 Senior Notes, using the straight-line method, which approximated the effective interest rate method. In the nine-month period ended September 30, 2026, we amortized $0.5 million to interest expense. In the three-month period ended September 30, 2026, we wrote off the debt issuance costs balance of $1.7 million associated with the retirement of the 2028 Senior Notes discussed above. In the three- and nine-month periods ended September 30, 2025, we amortized $0.6 million and $1.6 million, respectively, to interest expense.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, was included as a reduction of long-term debt in our consolidated balance sheets. We were amortizing these costs to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximated the effective interest rate method. In the nine-month period ended September 30, 2026, we amortized $2.3 million to interest expense. In the three-month period ended September 30, 2026, we wrote off the debt discount balance of $8.1 million associated with the retirement of the 2028 Senior Notes discussed above. In the three- and nine-month periods ended September 30, 2025, we amortized $1.1 million and $3.2 million, respectively, to interest expense.

We incurred $8.9 million of issuance costs related to the 2034 Senior Notes and $3.4 million of loan costs related to the Revolving Credit Agreement (including Amendment No. 2). These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2034 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2034 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three- and nine-month periods ended September 30, 2026, we amortized $0.4 million and $0.7 million to interest expense, respectively.

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

We estimated the aggregate fair market value of the 2034 Senior Notes to be $494 million as of September 30, 2026, based on quoted prices. Since the market for the 2034 Senior Notes is not an active market, the fair value of the 2034 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase Angolan central bank (Banco Nacional de Angola) bonds. These bonds are denominated in U.S. dollars, so that, upon payment of semi-annual interest and principal upon maturity, payment will be made in U.S. dollars. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our consolidated balance sheets as of September 30, 2026 and December 31, 2025. We did not sell any of our Angolan bonds in the three- and nine-month periods ended September 30, 2026 and 2025. We estimated the fair market value of the Angolan bonds to be $7.0 million as of September 30, 2026 and December 31, 2025, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specifically, we billed $14 million and collected $8.4 million of accounts receivable in the first nine months of 2026. As of September 30, 2026, we had outstanding contract assets of $1.7 million for the contract and contract liabilities of $3.3 million prepaid for storage of components. As of December 31, 2025, we had outstanding contract assets of $1.7 million for the contract and contract liabilities of $0.4 million prepaid for storage of components. During the first quarter of 2025, the customer restarted portions of this project, including the scope for our Manufactured Products segment. In January 2026, the customer announced a full restart of all activities in Mozambique, including this project.

8.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN

Earnings (Loss) per Share. For each period presented, the only difference between our calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units and beginning in 2026, also performance stock units. For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) attributable to Oceaneering in our consolidated statements of operations.

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

We estimate that share-based compensation costs not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, were $20 million as of September 30, 2026. This expense is generally being recognized on a straight-line basis over the applicable vesting period.

For each of the restricted stock units granted in 2023 through September 30, 2026, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2026 and December 31, 2025, respective totals of 1,777,536 and 1,902,174 shares of restricted stock and restricted stock units were outstanding.

Performance Stock Units. Beginning in February 2026, the Compensation Committee approved awards of stock-denominated performance stock units instead of cash-denominated performance units. To the extent earned, performance stock units will be settled in shares of our common stock, rather than in cash as has been the case for performance units awarded in prior years.

We estimate that share-based compensation cost not yet recognized related to shares of performance stock units was $7.7 million as of September 30, 2026. This expense is generally being recognized on a straight-line basis over the applicable vesting period.

For each of the performance stock units granted as of September 30, 2026, the grantee will be issued one share of our common stock for each unit vested three years after grant. As of September 30, 2026, 358,117 shares of performance stock units were outstanding.

Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we repurchased 2.8 million shares for $121 million through December 31, 2024. In the year ended December 31, 2025, we repurchased 1.8 million for $40 million. During the three- and nine-month periods ended September 30, 2026, we repurchased 0.1 million and 0.4 million shares for $5.0 million and $15 million, respectively. As of September 30, 2026, we retained 11 million of the shares we repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

9.        BUSINESS SEGMENT INFORMATION

We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, and manufacturing industries. Our five reportable segments are Subsea Robotics, Manufactured Products, Offshore Projects Group, Integrity Management & Digital Solutions and Aerospace and Defense Technologies.

Our Energy (as defined below) business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy segments are:

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2025. The tables that follow present information about our business segments, as well as the Unallocated Expenses category, and include a reconciliation to income (loss) before income taxes:

	For the Three Months Ended September 30, 2026
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$232,995	$168,156	$172,523	$75,806	$135,074	$—	$784,554
Cost of services and products	143,325	133,704	137,319	64,527	111,218	29,903	619,996
Selling, general and administrative [1]	14,307	9,386	10,982	8,527	9,107	20,096	72,405
Operating income (loss)	75,363	25,066	24,222	2,752	14,749	(49,999)	92,153
Interest income	—	—	—	—	—	5,789	5,789
Interest expense, net of amounts capitalized	—	—	—	—	—	(8,755)	(8,755)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	357	357
Gain (loss) on extinguishment of debt	—	—	—	—	—	(19,034)	(19,034)
Other income (expense), net	—	—	—	—	—	(1,439)	(1,439)
Income (loss) before income taxes	$75,363	$25,066	$24,222	$2,752	$14,749	$(73,081)	$69,071

Depreciation and amortization	$14,342	$2,753	$4,731	$2,077	$950	$1,725	$26,578
Capital expenditures, including business acquisitions	$14,661	$1,954	$121	$1,137	$2,788	$451	$21,112

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Nine Months Ended September 30, 2026
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$679,284	$460,834	$490,742	$214,534	$399,773	$—	$2,245,167
Cost of services and products	437,804	358,519	386,958	188,658	334,708	89,710	1,796,357
Selling, general and administrative [1]	44,284	29,229	31,199	24,022	25,780	56,118	210,632
Operating income (loss)	197,196	73,086	72,585	1,854	39,285	(145,828)	238,178
Interest income	—	—	—	—	—	15,754	15,754
Interest expense, net of amounts capitalized	—	—	—	—	—	(26,316)	(26,316)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	1,844	1,844
Gain (loss) on extinguishment of debt	—	—	—	—	—	(19,034)	(19,034)
Other income (expense), net	—	—	—	—	—	(449)	(449)
Income (loss) before income taxes	$197,196	$73,086	$72,585	$1,854	$39,285	$(174,029)	$209,977

Depreciation and amortization	$42,280	$8,306	$14,165	$5,985	$2,972	$7,470	$81,178
Capital expenditures, including business acquisitions	$34,679	$4,678	$6,930	$5,014	$6,702	$3,694	$61,697

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	September 30, 2026
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$572,759	$353,691	$465,328	$151,963	$157,816	$1,073,889	$2,775,446
Property and Equipment, Net	$208,980	$56,376	$134,557	$17,088	$13,409	$10,301	$440,711
Goodwill	$23,927	$—	$—	$16,548	$10,454	$—	$50,929

	For the Three Months Ended September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$218,767	$156,395	$171,046	$70,781	$125,909	$—	$742,898
Cost of services and products	139,162	121,415	137,757	60,206	101,922	29,704	590,166
Selling, general and administrative [1]	14,463	10,329	9,597	7,819	7,430	16,586	66,224
Operating income (loss)	65,142	24,651	23,692	2,756	16,557	(46,290)	86,508
Interest income	—	—	—	—	—	3,704	3,704
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,381)	(9,381)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	97	97
Other income (expense), net	—	—	—	—	—	(1,021)	(1,021)
Income (loss) before income taxes	$65,142	$24,651	$23,692	$2,756	$16,557	$(52,891)	$79,907

Depreciation and amortization	$13,283	$2,768	$4,290	$1,830	$1,082	$2,870	$26,123
Capital expenditures, including business acquisitions	$12,707	$2,080	$3,553	$871	$1,270	$3,734	$24,215

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Nine Months Ended September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$643,529	$436,566	$485,268	$217,566	$332,653	$—	$2,115,582
Cost of services and products	411,563	355,556	375,127	183,976	267,055	86,135	1,679,412
Selling, general and administrative [1]	42,687	28,920	29,120	22,725	22,077	51,472	197,001
Operating income (loss)	189,279	52,090	81,021	10,865	43,521	(137,607)	239,169
Interest income	—	—	—	—	—	10,365	10,365
Interest expense, net of amounts capitalized	—	—	—	—	—	(27,928)	(27,928)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	770	770
Other income (expense), net	—	—	—	—	—	5,325	5,325
Income (loss) before income taxes	$189,279	$52,090	$81,021	$10,865	$43,521	$(149,075)	$227,701

Depreciation and amortization	$37,404	$8,159	$13,642	$5,399	$2,815	$8,552	$75,971
Capital expenditures, including business acquisitions	$52,423	$3,413	$13,658	$2,837	$3,121	$5,123	$80,575

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$552,015	$412,310	$615,101	$146,285	$144,664	$668,943	$2,539,318
Property and Equipment, Net	$214,912	$60,974	$130,354	$14,996	$7,237	$13,801	$442,274
Goodwill	$23,814	$—	$—	$16,771	$10,454	$—	$51,039

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization for the three- and nine-month periods ended September 30, 2026, was $24 million and $70 million, respectively, and for the three- and nine-month periods ended September 30, 2025, was $22 million and $64 million, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization, for the three- and nine-month periods ended September 30, 2026 was $3.1 million and $11 million, respectively, and for the three- and nine-month periods ended September 30, 2025, was $4.1 million and $12 million, respectively.

Assets, Property and Equipment, Net and Goodwill

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from currency exchange rate changes for September 30, 2026 and 2025.

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

Overview of our Results
Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2026 were $0.52 and $1.53, respectively, as compared to $0.71 and $1.74, respectively, for the corresponding periods of the prior year. Our operating results for the three months ended September 30, 2026, as compared to the corresponding period of the prior year, increased by 7% on a 6% increase in revenue. These positive results were driven by improved results in Subsea Robotics and continued improved performance from our Offshore Projects Group (“OPG”). More broadly, our results demonstrate continued strength across our portfolio. All of our segments generated increased revenue and operating income, except for Integrity Management & Digital Solutions (“IMDS”), which was partially impacted by the ongoing Middle East conflict and Aerospace and Defense Technologies (“ADTech”), which was impacted by changes in contract mix, additional project-related costs and a one-time accrual recorded in connection with a previously disclosed contract dispute. Our operating results for the nine months ended September 30, 2026, as compared to the corresponding period of the prior year, were relatively flat on a 6% increase in revenue, driven by lower results in our IMDS segment, which was impacted by the ongoing conflict in the Middle East, and the unusually strong first quarter of 2025 for our OPG segment, partially offset by improved results on increased activity in our Manufactured Products and Subsea Robotics segments.

In the three- and nine-month periods ended September 30, 2026, we generated $163 million and $159 million, respectively, from operating activities. That compares to $101 million and $98 million, respectively, in the corresponding periods of the prior year. Partially offsetting this cash growth, we utilized approximately $39 million of cash for maintenance capital expenditures and approximately $22 million for growth capital expenditures in the first nine months of 2026 along with $18 million related to our third quarter debt refinancing, $15 million for the repurchase of our common stock and $8.6 million for payment of tax withholding related to vesting of stock awards. These items were the largest contributors to our $55 million increase in cash and restricted cash during the first nine months of 2026, as compared to a cash increase of $8.5 million during the first nine months of 2025.

During the third quarter of 2026, we completed a series of financing transactions that strengthened our capital structure, including the issuance of $500 million aggregate principal amount of 6.875% senior notes due 2034 (the “2034 Senior Notes”) and the amendment and extension of our senior secured revolving credit facility, which increased commitments to $345 million and extended the facility’s maturity to July 2031. These actions extended our debt maturity profile, reduced refinancing risk, and enhanced our long-term financial flexibility.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Revenue	$784,554	$742,898	$2,245,167	$2,115,582
Operating Income (Loss)	92,153	86,508	238,178	239,169
Operating Income (Loss) %	12%	12%	11%	11%

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

Energy

The primary focus of our Energy business is to build on positive operational momentum associated with the operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. These efforts position us to benefit from supportive offshore market conditions while continuing to provide safe, reliable and cost-effective solutions to our customers. We are also focused on deploying our capabilities to grow our business in integrity management, survey services, mobile robotics, offshore wind installations, nuclear and other clean energy solutions.

The table that follows sets out revenue and profitability for the business segments within our Energy business. In the Subsea Robotics section of the table that follows, “ROV days utilized” is the number of ROV days for which we earn revenue during a specified period. “ROV days available” includes all days from the first day that a ROV is placed into service until the ROV is retired. All days in this period are considered available days, including periods when a ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repairs that require significant time during which the ROVs are not available for utilization. “ROV utilization” percentage is defined as “ROV days utilized” divided by “ROV days available.”

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Subsea Robotics
Revenue	$232,995	$218,767	$679,284	$643,529
Operating Income (Loss)	75,363	65,142	197,196	189,279
Operating Income (Loss) %	32%	30%	29%	29%
ROV Days Available	23,000	23,000	68,250	68,250
ROV Days Utilized	14,897	14,962	43,501	45,344
ROV Utilization	65%	65%	64%	66%

Manufactured Products
Revenue	168,156	156,395	460,834	436,566
Operating Income (Loss)	25,066	24,651	73,086	52,090
Operating Income (Loss) %	15%	16%	16%	12%
Backlog at End of Period	435,000	568,000	435,000	568,000

Offshore Projects Group
Revenue	172,523	171,046	490,742	485,268
Operating Income (Loss)	24,222	23,692	72,585	81,021
Operating Income (Loss) %	14%	14%	15%	17%

Integrity Management & Digital Solutions
Revenue	75,806	70,781	214,534	217,566
Operating Income (Loss)	2,752	2,756	1,854	10,865
Operating Income (Loss) %	4%	4%	1%	5%

Total Energy
Revenue	$649,480	$616,989	$1,845,394	$1,782,929
Operating Income (Loss)	127,403	116,241	344,721	333,255
Operating Income (Loss) %	20%	19%	19%	19%

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

	Three Months Ended		Nine Months Ended
	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
ROV	75%	77%	77%	78%

Other	25%	23%	23%	22%

During the third quarter of 2026, Subsea Robotics revenue and operating income increased as compared to the corresponding period of the prior year primarily due to higher average ROV revenue per day utilized in 2026, reflecting a mix of improved pricing, and increased activity in our survey business. Subsea Robotics revenue and operating income increased for the nine-month period ended September 30, 2026, as compared to the corresponding period of the prior year primarily due to higher average revenue per day in 2026, reflecting a mix of improved pricing and the impact of non-recurring benefits and increased activity in our survey business, partially offset by a decrease in ROV utilization.

ROV fleet utilization was stable at 65% for the three-month period ended September 30, 2026 and 2025 as higher activity levels in Europe, Guyana and West Africa largely offset lower activity in the U.S. Gulf. Fleet utilization was 64% in the nine-month period ended September 30, 2026 as compared to 66% for the nine-month period ended September 30, 2025. For the nine-month period ended September 30, 2026, there was a decrease in ROV days utilized, primarily in the U.S. Gulf, when compared to the corresponding period in the prior year. Our ROV fleet use during the nine-month period ended September 30, 2026 was 64% in drill support and 36% in vessel-based activity, as compared to 63% in drill support and 37% in vessel-based activity in the corresponding period of the prior year. For each of the periods presented, we had a fleet of 250 work-class ROVs.

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

Our Manufactured Products operating results for the three-month period ended September 30, 2026 were relatively flat on higher revenue primarily due to the final resolution of a legacy mobility solutions project, resulting in the recognition of previously unresolved contract value, together with relatively stable activity in our umbilicals business, offset by lower activity and profitability in our clamp connector business. Our Manufactured Products operating results for the nine-month period ended September 30, 2026 improved on higher revenue as compared to the corresponding periods of the prior year primarily due to continued execution of higher margin backlog, increased profitability in our umbilicals and Rotator businesses and improved results in our mobility solutions product lines. Additionally, in the nine-month period ended September 30, 2026, we recorded an increase to our inventory reserve of $7.5 million and in the nine-month period ended September 30, 2025, we recorded an increase to our inventory reserve of $13 million related to our theme park ride business.

Our Manufactured Products backlog was $435 million as of September 30, 2026 compared to $568 million as of September 30, 2025, with the decrease reflecting the timing of awards. Our book-to-bill ratio was 0.77 for the trailing 12 months ended September 30, 2026, as compared to 0.82 for the trailing 12 months ended September 30, 2025.

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

Our OPG revenue and operating results were relatively flat in the third quarter of 2026 as compared to the corresponding period of the prior year primarily due to benefits from international installation projects, which were partially offset by lower activity in West Africa and a less favorable project mix in the U.S. Gulf. Our OPG operating results decreased on higher revenue in the nine-month period ended September 30, 2026 as compared to the corresponding period of the prior year primarily due to an unusually strong first quarter of 2025, with the first nine months of 2026 reflecting more typical seasonality in the U.S. Gulf.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of five long-term charters as of September 30, 2026: one that began in 2024, two that began in 2023, and two that began in 2022. We signed extensions in the third quarter of 2025 for three of these long-term vessel charters that began in the first quarter of 2026. These charters have staggered maturity dates ranging from the first quarter of 2027 to the first quarter of 2029. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

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

Our IMDS revenue was higher for the three-month period ended September 30, 2026, while operating results were relatively flat as compared to the corresponding period of the prior year, primarily due to increased activity levels in the Middle East, Europe and the U.S. Gulf, which was partially offset by lower activity in West Africa, a shift in project mix, and increased costs in the Middle East. Our IMDS operating results for the nine-month period ended September 30, 2026 were lower on decreased revenue, as compared to the corresponding period of the prior year primarily due to lower activity levels and related cost absorption, change in project mix, as well as increased personnel-related costs, primarily in the Americas and the Middle East.

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

Revenue and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Revenue	$135,074	$125,909	$399,773	$332,653
Operating Income (Loss)	14,749	16,557	39,285	43,521
Operating Income (Loss) %	11%	13%	10%	13%

Our ADTech segment revenue for the third quarter of 2026 increased as compared to the corresponding period of the prior year primarily due to increased activity in our Oceaneering Technologies (“OTECH”) business. Our ADTech segment operating results for the third quarter of 2026 decreased as compared to the corresponding period of the prior year primarily due to increases in pass-through activities during 2026 and changes in contract mix. Our ADTech segment revenue for the nine-month period ended September 30, 2026, increased as compared to the corresponding period of the prior year primarily due to increased activity in OTECH and our Marine Services Division. Our ADTech segment operating results for the nine-month period ended September 30, 2026 decreased as compared to the corresponding period of the prior year primarily due to a one-time accrual recorded in connection with an agreement in principle with an ADTech customer to resolve a previously disclosed contract dispute along with changes in program cost mix. In the first quarter of 2026, we recorded $6.8 million in expense and recognized related current and long‑term liabilities based on the proposed repayment schedule. Offsetting this amount was the release of a $1.3 million accrual that was recorded in a previous period related to the same matter. Although the agreement is subject to final approval by both parties, based on the information currently available, we do not expect any additional material obligations related to this matter. We anticipate settling our obligation over the life of the associated multi-year contract.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Operating expenses	$(49,999)	$(46,290)	(145,828)	(137,607)
Operating expenses % of revenue	6%	6%	6%	7%

Our unallocated operating expenses for the three-month and nine-month periods ended September 30, 2026 were higher as compared to the corresponding periods of the prior year primarily due to higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Interest income	$5,789	$3,704	$15,754	$10,365
Interest expense, net of amounts capitalized	(8,755)	(9,381)	(26,316)	(27,928)
Equity in income (losses) of unconsolidated affiliates	357	97	1,844	770
Gain (loss) on extinguishment of debt	(19,034)	—	(19,034)	—
Other income (expense), net	(1,439)	(1,021)	(449)	5,325
Provision (benefit) for income taxes	16,509	8,618	57,728	51,593

Interest income for the three- and nine-month periods ended September 30, 2026 as compared to the corresponding periods of the prior year increased primarily due to higher average interest-earning cash balances in 2026.

In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense decreased for the three- and nine-month periods ended September 30, 2026 as compared to the corresponding periods of the prior year primarily due to the increase in capitalized interest along with a reduction in loan costs amortization and standby letter of credit fees. We recorded capitalized interest of $0.6 million and $1.4 million, respectively, in the three- and nine-month periods ended September 30, 2026 and $0.1 million and $0.2 million, respectively in the three- and nine-month periods ended September 30, 2025, related to the planned implementation of our new enterprise resource planning system.

In the three- and nine-month periods ended September 30, 2026, we recorded $19 million for loss on extinguishment of debt related to the repurchase of approximately $397 million principal amount of our 2028 Senior Notes. The redemption price was equal to 100% of the principal amount of the 2028 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” The make-whole premium of $1.9 million, costs associated with the Tender Offer of $7.3 million and the write-off of the unamortized discount and debt issuance costs of $9.8 million were recognized during the third quarter of 2026 related to the July 2026 debt repurchase, Tender Offer and redemption. These amounts were recorded in Loss on Extinguishment of Debt in our consolidated statements of operations during the three-month period ended September 30, 2026.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and nine-month periods ended September 30, 2026, we incurred foreign currency transaction gains (losses) of $(2.1) million and $(0.3) million, respectively, and in the three- and nine-month periods ended September 30, 2025, we incurred foreign currency transaction gains (losses) of $(1.0) million and $5.5 million, respectively. These gains (losses) primarily resulted from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2026 and 2025 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, changes in permanent book and tax differences, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

Our income tax payments for the full year ending December 31, 2026 are estimated to be in the range of $95 million to $105 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
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

As of September 30, 2026, we had working capital of $921 million, including cash and cash equivalents of $735 million. Additionally, as of September 30, 2026, we had $345 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, and Amendment No. 2, dated July 6, 2026, the “Revolving Credit Agreement”). Availability under our revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us.

As of September 30, 2026, our nearest maturity of indebtedness was $500 million of our 2034 Senior Notes. From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. We can provide no assurance as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2026	Sep 30, 2025
Changes in Cash:
Net Cash Provided by Operating Activities	$159,122	$97,732
Net Cash Used in Investing Activities	(58,998)	(68,518)
Net Cash Used in Financing Activities	(45,170)	(35,693)
Effect of exchange rates on cash	(355)	14,955
Net Increase (Decrease) in Cash and Cash Equivalents	$54,599	$8,476

Operating activities

Our primary sources and uses of cash flows from operating activities for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2026	Sep 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$152,249	$176,108
Non-cash items, net	131,271	95,867
Accounts receivable and contract assets	(139,056)	(96,429)
Inventory	15,931	(10,727)
Current liabilities	37,022	(29,080)
Other changes	(38,295)	(38,007)
Net Cash Provided by (Used in) Operating Activities	$159,122	$97,732

The decrease in cash related to accounts receivable and contract assets in the nine months ended September 30, 2026 reflects the timing of project milestones and customer payments. The increase in cash related to inventory in the nine months ended September 30, 2026 was primarily due to related reductions in our Manufactured Products inventory, exclusive of the $7.5 million write-down in the nine months ended September 30, 2026 associated with our theme park ride business and write-downs associated with inventory deemed to be obsolete. The increase in cash related to current liabilities in the nine months ended September 30, 2026 reflects the timing of vendor payments.

Investing activities

Our capital expenditures of $62 million were lower during the nine months ended September 30, 2026, as compared to $81 million in the nine months ended September 30, 2025, primarily due to higher capital expenditures in our Subsea Robotics segment in the nine months ended September 30, 2025 for ROV upgrades and replacements, as well as for growth in our OPG segment.

For the year ended December 31, 2026, we expect our organic capital expenditures to total between $105 million to $115 million, exclusive of business acquisitions, which we expect to fund using our available cash.

Financing activities

In the nine months ended September 30, 2026 and 2025, we used $45 million and $36 million, respectively, of cash in financing activities. In the nine months ended September 30, 2026, we received net proceeds of $491 million due to the issuance of our 2034 Senior Notes. These proceeds were reduced by $509 million used for the repurchase and redemption of $500 million of our 2028 Senior Notes (as defined below), $15 million used for the repurchase of 0.4 million shares of our common stock, along with $8.6 million for the payment of tax withholding related to vesting of stock award in the nine months ended September 30, 2026. In the nine months ended September 30, 2025, we used $30 million for the repurchase of 1.4 million shares of our common stock along with $5.5 million for the payment of tax withholding related to vesting of stock awards.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). On July 6, 2026, we completed a private placement of $500 million aggregate principal amount of the 2034 Senior Notes and we used the net proceeds from the 2034 Senior Notes, together with cash on hand, to fund our offer to purchase (the “Tender Offer”) for cash any and all of the $500 million principal amount outstanding of the 2028 Senior Notes. We repurchased approximately $400 million principal amount of the 2028 Senior Notes for approximately $415 million. The consummation of the Tender Offer was contingent upon the completion of the offering discussed above, which was satisfied on July 6, 2026. As of September 30, 2026, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2034 Senior Notes. In the nine months ended September 30, 2025, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 or 2034 Senior Notes, see Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of September 30, 2026, we had $345 million of unused commitments under our Revolving Credit Facility. As of September 30, 2026, we were in compliance with all of the financial covenants set forth in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder and Amendment No. 2 thereto), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

Share Repurchase Program. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under this program, which has no expiration date, we repurchased 2.8 million shares of our common stock for $121 million through December 31, 2024. In the year ended December 31, 2025, we repurchased 1.8 million shares for $40 million. During the three- and nine-month periods ended September 30, 2026, we repurchased 0.1 million shares for $5.0 million and 0.4 million shares for $15 million, respectively. As of September 30, 2026, we retained 11 million of the shares we repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2026, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Significant Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2025, in Part II. Item 8. “Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of September 30, 2026, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes using a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flow.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the United States (“U.S.”) dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the Brazilian real, Norwegian kroner and United Kingdom pound sterling could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets. We recorded net adjustments to our equity accounts of $5.2 million and $5.9 million, respectively, in the three- and nine-month periods ended September 30, 2026, and $0.5 million and $42 million, respectively, in the three- and nine-month periods ended September 30, 2025. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $(2.1) million and $(0.3) million, respectively, in the three- and nine-month periods ended September 30, 2026, and $(1.0) million and $5.5 million, respectively, in the three- and nine-month periods ended September 30, 2025. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this quarterly report, which discussion we incorporate by reference into this Item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three-month period ending September 30, 2026, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2026	—	$—	—	5,100,506
August 1 - 31, 2026	29,371	$51.09	29,371	5,071,135
September 1 - 30, 2026	71,667	$48.86	71,667	4,999,468
	101,038		101,038

(1)
All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in December 2014 and which authorized the repurchase of up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2,825,427 shares for $121 million through December 31, 2024, 1,810,732 shares for $40 million in the year ended December 31, 2025, and 364,373 shares for $15 million in the nine months ended September 30, 2026.

Item 5.         Other Information

On September 17, 2026, Holly D. Kriendler, Senior Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 5,745 shares of the Company’s common stock. This trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement’s duration runs from December 16, 2026, through September 14, 2027, or earlier if all authorized shares are sold before that date. During the three months ended September 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
*	4.01	Fourth Supplemental Indenture, dated July 6, 2026, between Oceaneering International, Inc. and Computershare Trust Company, N.A., as trustee, with respect to 6.875% Senior Notes due 2034	1-10945	8-K	Jul. 2026	4.2
*	4.02	Form of 6.875% Senior Notes due 2034 (included in Exhibit 4.01 above)	1-10945	8-K	Jul. 2026	4.3
*	10.01	Agreement and Amendment No. 2 to Credit Agreement, dated as of July 6, 2026, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent.	1-10945	8-K	Jul. 2026	10.1
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 22, 2026	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 22, 2026	/S/ MICHAEL W. SUMRULD
Date	Michael W. Sumruld
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 22, 2026	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)